Form 10-Q
period 2006-06-30
LoopNet, Inc.
filed 2006-08-04
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52026

LOOPNET, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or	77-0463987
organization)	(I.R.S. Employer Identification No.)
185 Berry Street, Suite 4000
San Francisco, CA 94107
(Address of principal executive offices)
(415) 243-4200
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐     No ☑(i)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☑
As of July 31, 2006, there were 37,155,896 shares of the registrant’s common stock outstanding.
     (i) The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (June 6, 2006) and has filed all such reports since such effective date.

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,765	$74,140
Short-term investments	3,100	3,157
Accounts receivable, net of allowance of $33 and $46, respectively	529	761
Prepaid expenses and other current assets	325	527
Deferred income taxes	824	824

Total current assets	23,543	79,409

Property and equipment, net	843	932
Goodwill	2,417	2,417
Intangibles, net	1,418	1,365
Deferred income taxes	6,798	4,150
Deposits and other noncurrent assets	158	152

Total assets	$35,177	$88,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65	$223
Accrued compensation and benefits	1,284	1,282
Accrued liabilities	599	1,061
Deferred revenue	4,640	6,126
Income taxes payable	16	1,207

Total current liabilities	6,604	9,899

Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 32,795,752 shares authorized:
22,541,528 and 0 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	39,962	—
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 100,000,000 shares authorized; 8,514,538 and 37,072,143 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	9	37
Additional paid in capital	12,482	94,692
Deferred stock-based compensation	(827)	—
Stockholder notes receivable	(453)	—
Other comprehensive income	(29)	(40)
Accumulated deficit	(22,571)	(16,163)

Total stockholders’ (deficit) equity	(11,389)	78,526

Total liabilities and stockholders’ (deficit) equity	$35,177	$88,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues	$7,261	$11,631	$13,475	$21,857
Cost of revenue (1)	902	1,366	1,775	2,594

Gross margin	6,359	10,265	11,700	19,263

Operating expenses (1):
Sales and marketing	1,445	2,183	2,641	4,132
Technology and product development	909	1,032	1,995	1,992
General and administrative	1,323	1,751	2,517	3,229

Total operating expenses	3,677	4,966	7,153	9,353

Income from operations	2,682	5,299	4,547	9,910

Interest income, net	87	465	146	719
Other income, net	7	—	7	(2)

Income before tax	2,776	5,764	4,700	10,627

Income taxes	77	2,321	138	4,219

Net Income	$2,699	$3,443	$4,562	$6,408

Net income per share
Basic	$0.07	$0.09	$0.12	$0.17
Diluted	$0.05	$0.09	$0.08	$0.17

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$5	$24	$7	$32
Sales and marketing	36	87	67	138
Technology and product development	35	32	303	53
General and administrative	25	56	99	89

Total	$101	$199	$476	$312

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$4,562	$6,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	226	301
Stock-based compensation	476	312
Net loss on disposal of assets	—	3
Deferred income tax benefit	—	2,648
Changes in operating assets and liabilities:
Accounts receivable	(113)	(231)
Prepaid expenses and other assets	(29)	(278)
Income taxes payable	(88)	1,191
Accounts payable	(17)	157
Accrued expenses and other current liabilities	424	463
Accrued compensation and benefits	(161)	(1)
Deferred revenue	1,208	1,486

Net cash provided by operating activities	6,488	12,459

Cash flows from investing activities:
Purchase of property and equipment	(366)	(330)
Acquisitions, net of cash	(500)	—

Net cash used in investing activities	(866)	(330)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	—	42,309
Net proceeds from exercise of stock options	19	32
Net proceeds from exercise of warrants	—	449
Net proceeds from payment of notes receivable on options exercised and restricted stock purchased	—	456

Net cash provided by financing activities	19	43,246

Net increase in cash and cash equivalents	5,641	55,375

Cash and cash equivalents at beginning of period	5,698	18,765

Cash and cash equivalents at end of period	$11,339	$74,140

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Background and Basis of Presentation
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2006, the statements of income for the three and six months ended June 30, 2005 and 2006 and the statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2006.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
Initial Public Offering
          On June 6, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-132138) for our initial public offering. We commenced our offering immediately thereafter. We completed our sale of 4,000,000 shares of common stock on June 12, 2006 at a price of $12.00 per share. Credit Suisse Securities (USA) LLC, Thomas Weisel Partners LLC, Pacific Crest Securities Inc. and Pacific Growth Equities, LLC acted as the underwriters for the offering.
The aggregate purchase price of the offering, exclusive of shares sold by selling shareholders in the offering, was $48,000,000. The net offering proceeds received by us after deducting total estimated expenses, including the underwriters’ discount were $42,309,000. We incurred total estimated expenses in connection with the offering of $5,691,000, which consisted of $2,064,000 in legal, accounting and printing fees, $3,360,000 in underwriters’ discounts, fees and commissions, and $267,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
Upon closing of the Company’s initial public offering, 24,000,590 shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at June 30, 2006, there were no shares of outstanding redeemable convertible preferred stock.
All outstanding warrants to acquire preferred stock automatically became exercisable for common stock upon the closing of the Company’s initial public offering.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.
Note 2 — Earnings Per Share
     For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.
Upon the closing of the Company’s initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares. Since the Company became a public company, the Company followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares outstanding. Income for the year was allocated between these periods on a straight-line basis over the number of days of the respective periods.
     The Company calculates diluted EPS under the if-converted method unless the conversion of the redeemable convertible preferred stock is anti-dilutive to basic EPS. To the extent redeemable convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method to include the effect of potential common shares.
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted-average common shares outstanding used to compute basic net income per share	7,200	8,148	6,985	8,028

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to June 30, 2006		36,357		36,357

Weighted average common shares outstanding	7,200	15,285	6,985	11,582
Add dilutive common equivalents:
Stock options	2,181	2,617	2,193	2,458
Unvested restricted stock (1)	1,025	615	1,003	664
Redeemable convertible preferred stock	0	17,445	0	20,056
Redeemable convertible preferred warrants	0	1,646	0	2,178

Shares used to compute diluted net income per share	10,406	37,608	10,181	36,938

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Stock options	—	560	—	560
Warrants	3,001	—	2,747	—
Redeemable convertible preferred stock	21,729	—	21,729	—

The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Calculation of basic net income per share:

Net income (1)	$2,699	$2,535	$4,562	$5,559
Assumed preferred stock dividends	540	419	1,080	978

Net income, net of assumed stock dividends	$2,159	$2,116	$3,482	$4,581
Percent of net income allocable to common shareholders (2)	25%	26%	24%	26%

Net income allocable to common shareholders	540	550	836	1,191
Weighted average common shares outstanding	7,200	8,148	6,985	8,028

Basic net income per share — two-class method	$0.07	$0.07	$0.12	$0.15

Net income for period during which single class of equity securities was outstanding (1)		$908		$849
Weighted average common shares outstanding		36,357		36,357
Basic earnings per share for period during which single class of equity securities were outstanding		$0.02		$0.02
Basic earnings per share	$0.07	$0.09	$0.12	$0.17

Calculation of diluted net income per share:

Net income	$540	$3,443	$836	$6,408
Weighted average diluted shares outstanding	10,406	37,608	10,181	36,938

Diluted net income per share	$0.05	$0.09	$0.08	$0.17

(1)	Net income for the three months and six months ended June 30, 2006 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of day
        The redeemable convertible preferred stock was converted to common stock on the closing date of the Company’s initial public offering.

(2)	Calculation of percent of net income allocable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Weighted average common shares outstanding	7,200	8,148	6,985	8,028
Weighted average redeemable convertible preferred shares outstanding	21,729	23,372	21,729	22,896

Weighted average common shares and preferred shares outstanding	28,929	31,520	28,714	30,924
Percent of net income allocable to common shareholders	25%	26%	24%	26%

Note 3 — Stock-Based Compensation
     In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
     Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and complied with the disclosure provisions of SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.
     The following table illustrates the effect on net income for the three month and six month periods ended June 30, 2005 if the fair value based method as prescribed by SFAS 123R had been applied to all outstanding awards in each period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$2,699	$4,562

Add: Stock-based employee compensation expense included in net income available to shareholders, net of related tax effects	101	476

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(128)	(449)

Pro forma net income	$2,672	$4,589

Earnings per share
Basic — as reported	$0.07	$0.12

Diluted — as reported	$0.05	$0.08

Basic — pro forma	$0.07	$0.12

Diluted — pro forma	$0.05	$0.08

In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and six month periods ended June 30, 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and six month period ended June 30, 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share price are publicly available. Volatility for 2005 was based on the minimum value method.

The fair value of each option or restricted stock grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Risk-free interest rate	3.87%	4.99%	3.88%	4.77%
Expected volatility	0%	53%	0%	53%
Expected life	4 years	4.6 years	4 years	5.5 years
Dividend yield	0%	0%	0%	0%
The weighted-average fair value of options granted during the three month period ended June 30, 2005 and 2006 was $2.07 and $6.56, respectively, and during the six month periods ended June 30, 2005 and 2006 was $1.36 and $4.01, respectively, using the Black-Scholes option-pricing model.
Total stock –based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Cost of revenue	$5	$24	$7	$32
Sales and marketing	36	87	67	138
Technology and product development	35	32	303	53
General and administrative	25	56	99	89

Total	$101	$199	$476	$312

Stock Plan Activity
At June 30, 2006, we had two stock option plans. Additional information regarding these plans is disclosed in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2006.
A summary of the Company’s stock option activity is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Balance at December 31, 2005	2,683,778	$0.51	1,214,352	$0.11
Granted	816,376	$4.08
Exercised	(221,274)	$0.11
Cancelled	(41,204)	$1.97

Balance at March 31, 2006 (unaudited)	3,237,676	$1.42	1,138,488	$0.14
Granted	559,600	$13.34
Exercised	(83,674)	$0.10
Cancelled	(20,834)	$0.96

Balance at June 30, 2006 (unaudited)	3,692,768	$3.26	1,213,458	$0.24

Note 4 — Income Taxes
     The Company recorded a provision for income taxes of $4.2 million for the six month period ended June 30, 2006, based upon a 39.7% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well. The provision for income taxes of $138,000 for the six month period ended June 30, 2005 consists of amounts accrued for the Company’s estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part II, “Risk Factors.”
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, and approximately 870,000 per month during the second quarter of 2006, as reported by ComScore/MediaMetrix. ComScore/MediaMetrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace is a key metric, as it affects the attractiveness of our website to current and potential customers. Our total membership has grown from approximately 449,000 members as of December 31, 2003 to over 1.1 million members as of December 31, 2005 and over 1.4 million members as of June 30, 2006. Our base of premium members has grown from over 21,000 premium members as of December 31, 2003 to over 57,000 premium members as of December 31, 2005 and over 71,000 premium members as of June 30, 2006. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and in the six months ended June 30, 2006. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 335,000 as of December 31, 2005 and approximately 400,000 as of June 30, 2006.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopLink product license fees;

•	advertising on, and lead generation from, our marketplaces, and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $10.5 million in 2003, to $17.0 million in 2004, and to $31.0 million in 2005. We had revenues of $11.6 and $21.9 million in the three and six months ended June 30, 2006, respectively. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
•	the increased adoption of our premium membership services by the commercial real estate industry; and

•	our acquisition of BizBuySell in October, 2004, and the increased adoption of our services by the operating business for sale industry.
     Our ability to continue to grow our revenues will largely depend on our ability to expand the number of users of www.LoopNet.com and www.BizBuySell.com and to convince those users to upgrade to our paid services, especially premium membership.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. Our fee for our LoopNet premium members is currently $49.95 per month, discounted to $44.95 per month for a quarterly membership and $39.95 per month for an annual membership, with each paid in advance for the subscription period. The minimum term of a premium membership subscription is one month. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $39.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month.
     Revenues from other sources include advertising and lead generation revenues from both our LoopNet and BizBuySell marketplaces, which are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of our advertising commitments has generally averaged two to three months.
     The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for salespeople. These expenses are categorized in our statements of operations based on each employee’s principal function.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2006.
Seasonality and Cyclicality
     The commercial real estate market is influenced by annual seasonality factors, as well as by overall economic cycles. The market is large and fragmented, and different segments of the industry are influenced differently by various factors. Broadly speaking, the commercial real estate industry has two major components: tenants leasing space from owners or landlords, and the investment market for buying and selling properties.
     We have experienced seasonality in our business in the past, and expect to continue to experience it in the future. While individual geographic markets vary, commercial real estate transaction activity is fairly consistent throughout the year, with the exception of a slow-down during the end-of-year holiday period. The impact that this has had on our business is that the growth rate in the fourth quarter of each year, while positive, has been slower than in the first three quarters of each year. We expect this pattern to continue.
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. We do not believe that our results to date have been significantly affected by industry cycles.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.4	11.7	13.2	11.9

Gross profit	87.6	88.3	86.8	88.1
Operating expenses:
Sales and marketing	19.9	18.8	19.6	18.9
Technology and product development	12.5	8.9	14.8	9.1
General and administrative	18.2	15.1	18.7	14.8

Total operating expenses	50.7	42.7	53.1	42.8
Income from operations	36.9	45.6	33.7	45.3
Interest income, net	1.2	4.0	1.1	3.3
Other income, net	0.1	—	0.1	—

Income before taxes	38.2	49.6	34.9	48.6
Income tax expense	1.1	20.0	1.0	19.3

Net income	37.1%	29.6%	33.9%	29.3%

Comparison of Three Months Ended June 30, 2006 and 2005
  Revenues

	Three Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Revenues	$7,261	$11,631	$4,370	60.2%
Premium members at June 30	48,089	71,125	23,036	47.9%

The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 6% in the average monthly price of a premium membership.

We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base.

Cost of Revenues
	Three Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Cost of revenues	$902	$1,366	$464	51.4%
Percentage of revenues	12.4%	11.7%
     Cost of revenues consists of the expenses associated with the operation of our website, including depreciation of network infrastructure equipment, salaries and benefits of network operations personnel, Internet connectivity and hosting costs. Cost of revenues also includes salaries and benefits expenses associated with our data quality, data import and customer support personnel and credit card and other transaction fees relating to processing customer transactions.
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity. Also contributing to the increased cost of revenues was higher credit card fees due to the growth in revenues.
     We expect cost of revenues to increase in absolute dollar amounts as we continue to expand our business, but to remain relatively consistent as a percentage of revenues.
Sales and Marketing

	Three Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Sales and marketing	$1,445	$2,183	$738	51.1%
Percentage of revenues	19.9%	18.8%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.
Technology and Product Development

	Three Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Technology and product development	$909	$1,032	$123	13.5%
Percentage of revenues	12.5%	8.9%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily by increases in salaries and related costs associated with an increase in headcount to assist in the launch of new products and services and the maintenance of our existing services. As a percentage of revenues, technology and product development expenses decreased due primarily to the growth in revenues.
     We expect technology and product development expenses to increase in absolute dollar amounts as we hire more personnel and continue to build the infrastructure required to support the development of new products and services, but to remain relatively consistent as a percentage of revenues.
General and Administrative

	Three Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
General and administrative	$1,323	$1,751	$428	32.4%
Percentage of revenues	18.2%	15.1%

     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and related costs and professional fees. As a percentage of revenues, general and administrative expenses decreased, due primarily to growth in revenues.
     We expect general and administrative expenses to increase in absolute dollar amounts and to increase as a percentage of revenues. Operating as a public company will present additional management and reporting requirements that will significantly increase our directors’ and officers’ liability insurance premiums and professional fees both in absolute dollars and as a percentage of revenues. We also anticipate hiring additional personnel to help manage future growth and our operations as a public company.
     Interest Income
     Interest income increased by $378,000 to $465,000 in the three months ended June 30, 2006, from $87,000 in the three months ended June 30, 2005. This increase was primarily due to higher interest rates and a higher average cash balance. As of June 30, 2006, we held $77.3 million in cash, cash equivalents and short-term investments, compared to $14.4 million in cash, cash equivalents and short-term investments as of June 30, 2005.
Income Taxes
     We recorded a provision for income taxes of $2.3 million for the three month period ended June 30, 2006, based upon a 39.7% effective tax rate for the full year of 2006. The effective tax rate is based upon our estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, our provision for income taxes will change as well. The provision for income taxes of $77,000 for the three month period ended June 30, 2005 consists of amounts accrued for our estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.
Comparison of Six Months Ended June 30, 2006 and 2005
  Revenues

	Six Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Revenues	$13,475	$21,857	$8,382	62.2%
Premium members at June 30	48,089	71,125	23,036	47.9%

The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 7% in the average monthly price of a premium membership.

Cost of Revenues
	Six Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Cost of revenues	$1,775	$2,594	$819	46.1%
Percentage of revenues	13.2%	11.9%
     Cost of revenues consists of the expenses associated with the operation of our website, including depreciation of network infrastructure equipment, salaries and benefits of network operations personnel, Internet connectivity and hosting costs. Cost of revenues also includes salaries and benefits expenses associated with our data quality, data import and customer support personnel and credit card and other transaction fees relating to processing customer transactions.
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity. Also contributing to the increased cost of revenues was higher credit card fees due to the growth in revenues.
     Sales and Marketing

	Six Month Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
Sales and marketing	$2,641	$4,132	$1,491	56.5%
Percentage of revenues	19.6%	18.9%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace.
Technology and Product Development

	Six Months Ended June 30,
				Percent
	2005	2006	Decrease	Change
		(dollars in thousands)
Technology and product development	$1,995	$1,992	$(3)	(0.2)%
Percentage of revenues	14.8%	9.1%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The decrease in technology and product development expenses was due primarily to stock-based compensation charges of $303,000 in the six months ended June 30, 2005 compared to $53,000 for the six months ended June 30, 2006 partially offset by increases in salaries and related costs associated with an increase in headcount to assist in the launch of new products and services and the maintenance of our existing services. As a percentage of revenues, technology and product development expenses decreased due primarily to the growth in revenues and lower stock compensation charges.
General and Administrative

	Six Months Ended June 30,
				Percent
	2005	2006	Increase	Change
		(dollars in thousands)
General and administrative	$2,517	$3,229	$712	28.3%
Percentage of revenues	18.7%	14.8%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and related costs and professional fees.

     As a percentage of revenues, general and administrative expenses decreased, due primarily to growth in revenues.
Interest Income
     Interest income increased by $573,000 to $719,000 in the six months ended June 30, 2006, from $146,000 in the six months ended June 30, 2005. This increase was primarily due to higher interest rates and a higher average cash balance. As of June 30, 2006, we held $77.3 million in cash, cash equivalents and short-term investments, compared to $14.4 million in cash, cash equivalents and short-term investments as of June 30, 2005.
Income Taxes
     We recorded a provision for income taxes of $4.2 million for the six month period ended June 30, 2006, based upon a 39.7% effective tax rate for the full year of 2006. The effective tax rate is based upon our estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, our provision for income taxes will change as well. The provision for income taxes of $138,000 for the six month period ended June 30, 2005 consists of amounts accrued for our estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2005	2006
	(unaudited)
Cash flow data:	(in thousands)
Cash provided by operating activities	$6,488	$12,459
Cash (used in) investing activities	(866)	(330)
Cash provided by financing activities	19	43,246
     From our incorporation in 1997 until the first quarter of 2003, we financed our operations through private placements of our capital stock and cash acquired in the July, 2001 merger with PropertyFirst.com, Inc. Since the first quarter of 2003, we have financed our operations through cash flow that we generate from our operations. On June 12, 2006, we completed the initial public offering of our stock, resulting in net proceeds of $42.3 million.
     As of June 30, 2006, our cash, cash equivalents and short-term investments totaled $77.3 million, compared to $14.4 million in cash, cash equivalents and short-term investments as of June 30, 2005.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $6.5 and $12.5 million in the six months ended June 30, 2005 and 2006, respectively. The increase in cash provided by operating activities in the six month period ended June 30, 2006 and in the six month period ended June 30, 2005 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.

   Investing Activities
     Cash used in investing activities in the six months ended June 30, 2006 of $330,000 was attributable to capital expenditures for the purchase of computer equipment.
     Cash used in investing activities in the six months ended June 30, 2005 of $866,000 million was attributable to a $500,000 contingent payment pursuant to a one-year transition agreement associated with the October 1, 2004 acquisition of BizBuySell and capital expenditures of $366,000 primarily for the purchase of computer equipment.
   Financing Activities
     Cash generated from financing activities in the six months ended June 30, 2006 of $43.2 million consisted of $42.3 million of net proceeds from the sale of common stock, $0.4 million of proceeds from the exercise of warrants and $0.5 million from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock. Cash provided by financing activities in the six month ended June 30, 2005 of $19,000 consisted of proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements.
Item 4. Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is reported within the time periods specified in SEC rules and forms

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     At June 30, 2006, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, therefore, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006.
     (c) PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on us.
Item 1A. Risk Factors.
Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscriptions, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. If our existing members choose not to use our services, decrease their use of our services, or change from being premium members to basic members, or we are unable to attract new members, listings on our site could be reduced, search activity on our website could decline, the usefulness of our services could be diminished, and we could incur significant expenses and/or experience declining revenues.
     The value of our marketplace to our customers is dependent on increasing the number of property listings provided by and searches conducted by our members. To grow our marketplace, we must convince prospective members to use our services. Prospective members may not be familiar with our services and may be accustomed to using traditional methods of listing, searching, marketing and advertising commercial real estate. We cannot assure you that we will be successful in continuing to acquire more members, in continuing to convert free basic members into paying premium members or that our future sales efforts in general will be effective. Further, it is difficult to estimate the total number of active commercial real estate agents, property owners, landlords, buyers and tenants in the United States during any given period. As a result, we do not know the extent to which we have penetrated this market. If we reach the point at which we have attempted to sell our services to a significant majority of commercial real estate transaction participants in the United States, we will need to seek additional products and markets in order to maintain our rate of growth of revenues and profitability.
We rely on our marketing efforts to generate new registered members. If our marketing efforts are ineffective, we could fail to attract new registered members, which could reduce the attractiveness of our marketplace to current and potential customers and lead to a reduction in our revenues.
     We believe that the attractiveness of our services and products to our current and potential customers increases as we attract additional members who provide additional property listings or conduct searches on our marketplace. This is because an increase in the number of our members and the number of listings on our website increases the utility of our website and of its associated search, listing and marketing services. In order to attract new registered members, we rely on our marketing efforts, such as word-of-mouth referrals, direct marketing, online and traditional advertising, sponsoring and attending local industry association events, and attending and exhibiting at industry trade shows and conferences. There is no guarantee that our marketing efforts will be effective. If we are unable to effectively market our products and services to new customers, or convert existing basic members into premium members, our revenues and operating results could decline as a result of current premium members failing to renew their premium memberships and potential premium members failing to become premium members.
We may be unable to compete successfully with our current or future competitors.
     The market to provide listing, searching and marketing services to the commercial real estate industry is highly competitive and fragmented, with limited barriers to entry. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. All of the services which we provide to our customers, including property and business listing, searching, and marketing services, are provided separately or in combination to our current or potential customers by other companies that compete with us. These companies, or new market entrants, will continue to compete with us. Listings in the commercial real estate industry are not marketed exclusively through any single channel, and accordingly our competition could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenues or our rate of acquisition of new customers, or loss of existing customers or market share, any of which would harm our business, operating results and financial condition.
     We compete with CoStar Group, Inc., a provider of information and research services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offering. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace.
     Several companies, such as Cityfeet.com, Inc. and Property Line International, Inc., have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents and, in the case of Cityfeet.com, classified advertising from newspaper publishers with whom it partners. Cityfeet.com provides the listings presented on the commercial real estate section of Yahoo! Inc.’s website. In addition, newspapers such as the Wall Street Journal and American City Business Journals include on their websites listings of commercial real estate for sale and for lease. If our current or potential customers choose to use these services rather than ours, demand for our services could decline.
     Additionally, the National Association of REALTORS(C), or NAR, its local boards of REALTORS(C), affiliates such as CCIM, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services in partnership with companies such as Catylist Real Estate Software, Inc. and Xceligent, Inc. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
     Large Internet companies that have large user bases and significantly greater financial, technical and marketing resources than we do, such as eBay Inc., craigslist, Inc. and Yahoo!, provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Yahoo! operates a commercial real estate listing service with for sale and for lease listings provided by Cityfeet.com. Other large Internet companies, such as Google and Microsoft, have recently launched classified listing services which could be used to market and search for commercial real estate property listings. Competition by these companies could reduce demand for our services or require us to make additional expenditures, either of which could reduce our profitability.
In light of our limited operating history and evolving business model, we may not be able to sustain our revenue growth, and our future financial performance may be difficult to assess.
     We have had a history of losses from inception through the first quarter of 2003, and at June 30, 2006 had an accumulated deficit of $16.2 million. Our business model has evolved, and we have only recently achieved significant revenues. We may incur additional expenses, such as marketing and product development expenses, with the expectation that our revenues will grow in the future. While we were profitable in 2003, 2004 and 2005 on an annual basis and in the six months ended June 30, 2006, we may not maintain profitability in future quarters or on an annual basis. As a result, we could experience problems with budgeting and cash flow management, unexpected changes to our results of operations, or other difficulties. Any of these difficulties could affect the market price of our common stock or harm our ability to raise additional capital.
If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our marketplace could be less attractive to current or potential customers, which could result in a reduction in our revenues.
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 335,000 as of December 31, 2005, and as of June 30, 2006, we had approximately 400,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
Our operating results and revenues are subject to fluctuations that may cause our stock price to decline, and our quarterly financial results may be subject to seasonality, each of which could cause our stock price to decline.
     Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Quarterly Report on Form 10-Q:
•	rates of member adoption and retention;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.
     Our results of operations could vary significantly from quarter to quarter due to the seasonal nature of the commercial real estate industry. The timing of widely observed holidays and vacation periods, particularly slow downs during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods could significantly affect our quarterly operating results during that period. For example, we have historically experienced a significant decline in the rate of growth of both new memberships and revenues during the fourth quarter.

     These fluctuations or seasonality effects could negatively affect our results of operations during the period in question and/or future periods or cause our stock price to decline.
Our revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.
     Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on the commercial real estate industry, such as:
•	periods of economic slowdown or recession globally, in the United States or locally;

•	inflation;

•	flows of capital into or out of real estate investment in the United States or various regions of the United States;

•	rates of unemployment;

•	interest rates;

•	wage and salary levels; or

•	concerns about any of the foregoing.
     We believe that the commercial real estate industry is composed of many submarkets, each of which is influenced differently, and often in opposite ways, by various economic factors. We believe that commercial real estate submarkets can be differentiated based on factors such as geographic location, value of properties, whether properties are sold or leased, and other factors. Each such submarket may be affected differently by, among other things:
•	economic slowdown or recession;

•	changes in levels of rent or appreciation of asset values;

•	changing interest rates;

•	tax and accounting policies;

•	the availability and cost of capital;

•	costs of construction;

•	increased unemployment;

•	lower consumer confidence;

•	lower wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these conditions may occur.
     For example, as of June 30, 2006, more than 30% of our premium members were based in California and more than 13% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
We could face liability for information on our website.
     We provide information on our website, including commercial real estate listings, that is submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website contains errors or omissions and third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties. For example, in 1999 CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.
     The Digital Millennium Copyright Act, or DMCA, allows copyright owners to obtain subpoenas compelling disclosure by an Internet service provider of the names of customers of that Internet service provider. We have been served with such a subpoena by CoStar, and may in the future be served with additional such subpoenas. Compliance with subpoenas under the DMCA may divert our resources, including the attention of our management, which could impede our ability to operate our business.
     Our potential liability for information on our websites or distributed by us to others could require us to implement additional measures to reduce our exposure to such liability, which may require us to expend substantial resources and limit the attractiveness of our online marketplace to users. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.
If we are unable to convince commercial real estate brokers and other commercial real estate professionals that our services and products are superior to traditional methods of listing, searching, and marketing commercial real estate, they could choose not to use our marketplace, which could reduce our revenues or increase our expenses.
     A primary source of new customers for us is the commercial real estate professional community. Many commercial real estate professionals are used to listing, searching and marketing real estate in traditional ways, such as through the distribution of print brochures, sharing of written lists, placing signs on properties, word-of-mouth, and newspaper advertisements. Commercial real estate professionals may prefer to continue to use traditional methods or may be slow to adopt our products and services. If we are not able to continue to persuade commercial real estate professionals of the efficacy of our products and services, they may choose not to use our marketplace, which could reduce our revenues. In addition, we could be required to increase our marketing and other expenditures to continue our efforts to attract these potential customers.
We may be unable to effectively manage our growth.
     As our operations have expanded, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 168 employees as of June 30, 2006. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
If we are unable to introduce new or upgraded services or products that our customers recognize as valuable, we may fail to attract new customers or retain existing customers. Our efforts to develop new and upgraded products and services could require us to incur significant costs.
     To continue to attract new members to our online marketplace, we may need to continue to introduce new products or services. We may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. For example, we recently introduced our RecentSales product and aerial imagery MapSearch feature to address perceived customer needs or to add additional searching enhancements, both of which utilize content and technology licensed from third parties. The introduction of these improvements imposed costs on our business and required the use of our resources, and there is no guarantee that we will continue to be able to access these technologies and content on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, they might choose not to become premium members or to otherwise utilize our marketplace.
     Developing and delivering these new or upgraded services or products may impose costs and require the attention of our product and technology department and management. This process is costly, and we may experience difficulties in developing and delivering these new or upgraded services or products. In addition, successfully launching and selling a new service or product will require the use of our sales and marketing resources. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing products and services have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded services or products, then our customers may choose not to use our products or services.
Our business depends on retaining and attracting capable management and operating personnel.
     Our success depends in large part on our ability to retain and attract high-quality management and operating personnel, including our President, Chief Executive Officer and Chairman of the Board of Directors, Richard J. Boyle, Jr.; our Chief Financial Officer and Senior Vice President, Finance and Administration, Brent Stumme; our Chief Marketing Officer and Senior Vice President, Marketing and Sales, Thomas Byrne; our Chief Product Officer and Senior Vice President, Business and Product Development, Jason Greenman; and our Chief Technology Officer and Senior Vice President, Information Technology, Wayne Warthen. Our business plan was developed in large part by our senior-level officers, and its implementation requires their skills and knowledge. We may not be able to offset the impact on our business of the loss of the services of Mr. Boyle or other key officers or employees. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time, and we do not maintain any “key-person” life insurance for any of our personnel.
     Furthermore, our business requires skilled technical, management, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could harm our business. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to execute our business plan.
If we fail to protect confidential information against security breaches, or if our members or potential members are reluctant to use our marketplace because of privacy concerns, we might face additional costs, and activity in our marketplace could decline.
     As part of our membership registration process, we collect, use and disclose personally identifiable information. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. While we believe that our policies are adequate and that we are in compliance with our policies, we could be subject to legal claims, government action or harm to our reputation if we fail to comply or are seen as failing to comply with our policies concerning personally identifiable information or if our policies are inadequate.
     Concern among prospective customers regarding our use of personal information collected on our websites, such as credit card numbers, email addresses, phone numbers, and other personal information, could keep prospective customers from using our marketplace. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our website to conduct transactions that involve the transmission of confidential information, which could harm our business. Under California law, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.
     In addition, another California law requires businesses that maintain personal information about California residents in electronic databases to implement reasonable measures to keep that information secure. To date, there are no cases or regulations that give any guidance as to the minimum scope that will be deemed necessary to satisfy that requirement. Our practice is to encrypt all personal information, but we do not know whether our current practice will be deemed sufficient under the new California law. Other states have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states is particularly difficult for an online business such as ours which collects personal information from customers in multiple jurisdictions.
     Another consequence of failure to comply is the possibility of adverse publicity and loss of consumer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. While we intend to comply fully with this new law, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business resulting from this law. If we were required to pay any significant amount of money in satisfaction of claims under these new laws, or any similar laws enacted by another jurisdiction, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
Our services may infringe the intellectual property rights of others and we may be subject to claims of intellectual property rights infringement.
     We may be subject to claims against us alleging infringement of the intellectual property rights of others, including our competitors. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle and could significantly divert our management’s attention from other business concerns.
     Our technologies and content may not be able to withstand third-party claims of infringement. If we were unable to successfully defend against such claims, we might have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative noninfringing technology or content. Licenses for the infringing technology or content may not be available on reasonable terms, if at all. In addition, developing alternative noninfringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business.
     Our trademarks are important to our business. Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with our use of trademarks. If we were unable to use our trademarks, we would need to devote substantial resources toward developing different brand identities.
If we are unable to enforce or defend our ownership and use of intellectual property, our business, competitive position and operating results could be harmed.
     The success of our business depends in large part on our intellectual property, and our intellectual property rights, including existing and future trademarks, trade secrets, and copyrights, are and will continue to be valuable and important assets of our business. Our business could be significantly harmed if we are not able to protect the content of our databases and our other intellectual property.
     We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have sued, and in the future may sue, competitors or other parties who we believe to be infringing our intellectual property. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property.
     We also rely on laws, including those regarding patents, copyrights, and trade secrets, to protect our intellectual property rights. Current laws may not adequately protect our intellectual property or our databases and the data contained in them. In addition, legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and evolving, and we cannot assure you of the future viability or value of any of our proprietary rights.
     Others may develop technologies that are similar or superior to our technology. Any significant impairment of our intellectual property rights could require us to develop alternative intellectual property, incur licensing or other expenses, or limit our product and service offerings.
If we are not able to successfully identify or integrate future acquisitions, our management’s attention could be diverted, and efforts to integrate future acquisitions could consume significant resources.
     We may in the future further expand our markets and services in part through acquisitions of other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies; and

•	potential loss of key employees of the acquired companies.
     In addition, if we finance or otherwise complete acquisitions by issuing equity or convertible debt securities, our existing stockholders may be diluted.
Unless we develop, maintain and protect our brand identity, our business may not grow and our financial results may suffer.
     In an effort to obtain additional registered members and increase use of our online marketplace by commercial real estate transaction participants, we intend to continue to pursue a strategy of enhancing our brand both through online advertising and through traditional print media and to increase our marketing and business development expenditures to maintain and enhance our brand in the future. These efforts can involve significant expense and may not have a material positive impact on our brand identity. In addition, maintaining our brand will depend on our ability to provide products and services that are perceived as being high-value, which we may not be able to implement successfully. If we are unable to maintain and enhance our brand, our ability to attract and retain customers or successfully expand our operations will be harmed.
If we are unable to effectively implement enhanced systems and internal controls, we may incur increased general and administrative costs, which could reduce our profitability, and investor confidence in us may decrease, which could cause our stock price to decline.
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls will likely increase our general and administrative costs in 2006 and thereafter. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.
Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period. Prior to FAS 123R we disclosed the pro forma effects of FAS 123 under the minimum value method. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. As a result of SFAS 123R, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options and do not adopt other forms of compensation, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our operating expenses would increase. We currently rely on stock options to retain existing employees and attract new employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to adversely revise how our consolidated financial statements are prepared.
If our operating results do not meet the expectations of investors or equity research analysts, our market price may decline and we may be subject to class action litigation.
     It is possible that in the future our operating results will not meet the expectations of investors or equity research analysts, causing the market price of our common stock to decline. In the past, companies that have experienced decreases in the market price of their stock have been subject to securities class action litigation. A securities class action lawsuit against us could result in substantial costs and divert our management’s attention from other business concerns.
If our website or our other services experience system failures, our customers may be dissatisfied and our operations could be impaired.
     Our business depends upon the satisfactory performance, reliability and availability of our website. Problems with our website could result in reduced demand for our services. Furthermore, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases or legal claims by customers.
     Additionally, our services substantially depend on systems provided by third parties, over whom we have little control. Interruptions in our services could result from the failure of data providers, telecommunications providers, or other third parties. We depend on these third-party providers of Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could harm our business.
Our internal network infrastructure could be disrupted or penetrated, which could materially impact our ability to provide our services and our customers’ confidence in our services.
     Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, our BizBuySell website is hosted at a co-location facility in Texas. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit our ability to provide our services, which could significantly impact our business.
     Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any security breaches to date and we maintain a firewall, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Any of these incidents could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could significantly impact our business.
We may be subject to regulation of our advertising and customer solicitation or other newly-adopted laws and regulations.
     As part of our membership registration process, our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have pre-empted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for an online business. Our business, like most online businesses, offers products and services to customers in multiple state jurisdictions. Our business efficiencies and economies of scale depend on generally uniform service offerings and uniform treatment of customers. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by the government of the United States, state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information or listings provided on our websites, the information or services we provide or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our services less attractive.
     An important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these vary significantly from state to state. Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws; and it is further difficult or impossible for any company to fully comply with their inconsistent standards and requirements. In addition to the consequences that could result from violating one or another state’s laws, the cost of attempting to comply will be considerable. Also, as our business grows to be world-wide, we will be required to comply with the laws of all foreign countries; and the costs of that compliance effort will be considerable.
Our stock price may be volatile and you may be unable to sell your shares at or above the purchase price.
     The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.
     Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock.
     In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.
Our principal stockholders, executive officers and directors own a significant percentage of our stock and will continue to have significant control of our management and affairs , and they can take actions that may be against the best interests of other stockholders.
     Our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 41.9% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders.
Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.
     In connection with our public offering, holders of up to 30,081,143 shares of our capital stock agreed with Credit Suisse, the lead underwriter in the offering, not to sell or otherwise dispose of their shares until December 3, 2006. Currently, only the 6,900,000 shares of our common stock sold in our public offering are freely tradable. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock held by them in the public market, the trading price of our common stock could decline substantially.
     After the lock-up agreements expire on December 3, 2006, 27,784,673 shares will be eligible for sale in the public market, 13,852,712 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, 592,606 shares subject to outstanding warrants and 10,133,169 shares that are either subject to outstanding options or reserved for future issuance under our 2001 Stock Option Plan and the 2006 Stock Option Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.
     Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:
•	providing for a classified board of directors with staggered, three-year terms;

•	not providing for cumulative voting in the election of directors;

•	authorizing the board to issue, without stockholder approval, preferred stock rights senior to those of common stock;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.
     In addition, the provisions of Section 203 of the Delaware General Corporate Law govern us. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
     These and other provisions in our amended and restated certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We have issued and sold the following unregistered securities during the three months ended June 30, 2006. The following share numbers have been adjusted to reflect the 2-for-1 stock split of our common stock and the conversion of our preferred stock into common stock, both of which were effected prior to the completion of our initial public offering.
•	We issued an aggregate of 57,610 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of $5,761. The weighted average exercise price of such options and awards was $0.10.

•	We issued an aggregate of 1,455,062 shares of common stock to two accredited investors, for an aggregate price of $447,431.56, upon the exercise of warrants.
The sales of these securities were deemed to be exempt from registration pursuant to either Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans approved by our board of directors. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instrument issued in such transactions. All recipients either received adequate information about the Company or had adequate access, through their relationship with the Company, to information about the Company. There were no underwriters employed in connection with any of these transactions.

On June 6, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-132138) for our initial public offering. We commenced our offering immediately thereafter. We completed our sale of 4,000,000 shares of common stock on June 12, 2006 at a price of $12.00 per share. Credit Suisse Securities (USA) LLC, Thomas Weisel Partners LLC, Pacific Crest Securities Inc. and Pacific Growth Equities, LLC acted as the underwriters for the offering.
          The aggregate purchase price of the offering, exclusive of shares sold by selling shareholders in the offering, was $48,000,000. The net offering proceeds received by us after deducting total estimated expenses, including the underwriters’ discount were $42,309,000. We incurred total estimated expenses in connection with the offering of $5,691,000, which consisted of $2,064,000 in legal, accounting and printing fees, $3,360,000 in underwriters’ discounts, fees and commissions, and $267,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
     We have no current specific plan for the use of the proceeds of the offering or a significant portion thereof. The principal reasons for this offering are to increase our working capital, create a public market for our common stock, provide liquidity for our existing stockholders, improve our ability to access the capital markets in the future and for general corporate purposes. If the opportunity arises, we may use a portion of the net proceeds from this offering to acquire or invest in businesses, products or technologies that are complementary to our own, as we did in October 2004 when we acquired BizBuySell. We have no agreements or commitments for any acquisitions or investments.
          Pending such uses, we have invested all of the net proceeds from the offering in short-term, investment-grade securities. We cannot predict whether the net proceeds invested will yield a favorable return.
Item 4. Submission of Matters to a Vote of Security Holders.
In April 2006, we submitted certain matters to our stockholders for their approval in connection with our initial public offering. In May 2006, our shareholders approved each of these matters, as set forth below on a post-2-for-1 split basis.

					Broker
	For	Against	Withheld	Abstention	Non-Vote
Approval of our reincorporation into Delaware, including our amended and restated certificate of incorporation effective upon the closing of the initial public offering and the amendment and restatement of our bylaws to include various public company provisions	26,023,430*	0	N/A	4,860,032	N/A**

Approval of a 2-for-1 split of our stock, effected by an amendment to the certificate of incorporation in effect at the time of the stock split	26,023,430*	0	N/A	4,860,032	N/A**

Approval of the form of indemnification agreement to be entered into with our directors and officers	26,023,430*	0	N/A	4,860,032	N/A**

Approval of the 2006 Equity Incentive Plan	26,023,430*	0	N/A	4,860,032	N/A**

*	These shares represented approximately 84.26% of the shares outstanding and entitled to vote on such matter.

**	This vote was solicited prior to our becoming a publicly-traded company and the broker non-vote is therefore not applicable.
Concurrently with the consents requested of the stockholders, we obtained amendments to the operating agreements of PropertyFirst, LLC and LoopNet Holdings LLC to allow such shareholders to vote on behalf of their members. The votes reflected above include only that portion of shares held by PropertyFirst, LLC and LoopNet Holdings LLC for which their respective members agreed to the relevant operating agreement amendment.
Item 6. Exhibits.

Exhibits:

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.

Date: August 4, 2006	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer, and
Chairman of the Board of Directors
Principal Executive Officer

Date: August 4, 2006	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice
President, Finance and Administration
Principal Financial or Accounting Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws
31.1	Rule 13a-14(a) Certification (CEO)
31.2	Rule 13a-14(a) Certification (CFO)
32.1	Section 1350 Certification (CEO)
32.2	Section 1350 Certification (CFO)