Form 10-Q
period 2006-09-30
LoopNet, Inc.
filed 2006-10-31
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-52026

LOOPNET, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0463987
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☑
As of October 25, 2006, there were 37,192,085 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,765	$80,581
Short-term investments	3,100	3,202
Accounts receivable, net of allowance of $33 and $66, respectively	529	1,034
Prepaid expenses and other current assets	325	839
Deferred income taxes	824	824

Total current assets	23,543	86,480

Property and equipment, net	843	1,012
Goodwill	2,417	2,417
Intangibles, net	1,418	1,339
Deferred income taxes	6,798	2,988
Deposits and other noncurrent assets	158	160

Total assets	$35,177	$94,396

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65	$192
Accrued compensation and benefits	1,284	1,527
Accrued liabilities	599	771
Deferred revenue	4,640	6,584
Income taxes payable	16	2,406

Total current liabilities	6,604	11,480

Commitments and contingencies
Preferred stock, $.001 par value, 32,795,752 and 10,000,000 shares authorized; 22,541,528 and 0 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	39,962	—
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 8,514,538 and 37,180,785 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	9	37
Additional paid in capital	12,482	95,307
Deferred stock-based compensation	(827)	—
Stockholder notes receivable	(453)	—
Other comprehensive income	(29)	(31)
Accumulated deficit	(22,571)	(12,397)

Total stockholders’ (deficit) equity	(11,389)	82,916

Total liabilities and stockholders’ (deficit) equity	$35,177	$94,396

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues	$8,379	$12,707	$21,853	$34,565
Cost of revenue (1)	975	1,421	2,749	4,015

Gross margin	7,404	11,286	19,104	30,550

Operating Expenses (1):
Sales and marketing	1,561	2,776	4,201	6,908
Technology and product development	852	1,146	2,848	3,139
General and administrative	1,582	2,147	4,099	5,376

Total operating expenses	3,995	6,069	11,148	15,423

Income from operations	3,409	5,217	7,956	15,127

Interest income, net	137	1,028	283	1,747
Other income, net	—	—	7	(2)

Income before tax	3,546	6,245	8,246	16,872

Income taxes	97	2,479	235	6,698

Net Income	$3,449	$3,766	$8,011	$10,174

Net income per share
Basic	$0.10	$0.10	$0.22	$0.28

Diluted	$0.10	$0.09	$0.16	$0.27

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$6	$54	$12	$87
Sales and marketing	39	301	105	438
Technology and product development	26	64	330	118
General and administrative	25	190	125	278

Total	$96	$609	$572	$921

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$8,011	$10,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	359	456
Stock-based compensation	572	921
Net loss on disposal of assets	—	3
Deferred income tax benefit	—	3,810
Changes in operating assets and liabilities:
Accounts receivable	(159)	(505)
Prepaid expenses and other assets	(4)	(638)
Income taxes payable	(88)	2,390
Accounts payable	107	127
Accrued expenses and other current liabilities	771	172
Accrued compensation and benefits	32	244
Deferred revenue	1,757	1,944

Net cash provided by operating activities	11,358	19,098

Cash flows from investing activities:
Purchase of property and equipment	(517)	(534)
Acquisitions, net of cash	(1,000)	—

Net cash used in investing activities	(1,517)	(534)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	—	42,309
Net proceeds from exercise of stock options	31	38
Net proceeds from exercise of warrants	—	449
Net proceeds from payment of notes receivable on options exercised and restricted stock purchased	—	456

Net cash provided by financing activities	31	43,252

Net increase in cash and cash equivalents	9,872	61,816

Cash and cash equivalents at beginning of period	5,698	18,765

Cash and cash equivalents at end of period	$15,570	$80,581

The accompanying notes are an integral part of these unaudited condensed financial statements.

Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2006, the statements of income for the three and nine months ended September 30, 2005 and 2006 and the statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 6, 2006.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Registration Statement and include all adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.
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
Note 2 — Earnings Per Share
     For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 , which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.
     Upon the closing of the Company’s initial public offering, all outstanding redeemable convertible preferred shares were converted to common shares. Since the Company became a public company, the Company followed SFAS No. 128, Earnings Per Share , which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares outstanding. Income for the year was allocated between these periods on a straight-line basis over the number of days of the respective periods.
     The Company calculates diluted EPS under the if-converted method unless the conversion of the redeemable convertible preferred stock is anti-dilutive to basic EPS. To the extent redeemable convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method to include the effect of potential common shares.
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Weighted-average common shares outstanding used to compute basic net income per share (two-class method)	7,434	—	7,142	8,028

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to September 30, 2006		36,643		36,587

Weighted average common shares outstanding	7,434	36,643	7,142	19,647
Add dilutive common equivalents:
Stock options	2,086	2,642	2,164	2,536
Warrants	—	528	—	238
Unvested restricted stock (1)	916	511	974	612
Redeemable convertible preferred stock	21,729	—	—	13,633
Redeemable convertible preferred warrants	3,079	—	—	1,390

Shares used to compute diluted net income per share	35,244	40,324	10,280	38,056

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

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Stock Options	—	413	428	884
Warrants	—	—	2,889	—
Redeemable convertible preferred stock	—	—	21,729	—

     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Calculation of basic net income per share:

Net income (1)	$3,449		$8,011	$5,851
Assumed preferred stock dividends	540		1,619	978

Net income, net of assumed stock dividends	$2,909		$6,392	$4,873

Percent of net income allocable to common shareholders (2)	25%		25%	26%
Net income allocable to common shareholders	727		1,598	1,267
Weighted average common shares outstanding	7,434		7,142	8,028

Basic net income per share — two-class method	$0.10		$0.22	$0.16

Net income for period during which single class of equity securities was outstanding (1)		$3,766		$4,323
Weighted average common shares outstanding		36,643		36,587
Basic earnings per share for period during which single class of equity securities were outstanding				$0.12
Basic earnings per share	$0.10	$0.10	$0.22	$0.28

Calculation of diluted net income per share:

Net Income	$3,449	$3,766	$1,598	$10,174
Weighted average diluted shares outstanding	35,244	40,324	10,280	38,056

Diluted net income per share	$0.10	$0.09	$0.16	$0.27

(1) Net income for the three months and nine months ended September 30, 2006 was allocated between the periods during which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days.

The redeemable convertible preferred stock was converted to common stock on the effective date of the Company’s initial public offering.

(2) Calculation of percent of net income allocable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Weighted average common shares outstanding	7,434	—	7,142	8,028
Weighted average redeemable convertible preferred shares outstanding	21,729	—	21,729	22,896
Weighted average common shares and preferred shares outstanding	29,163	—	28,871	30,924
Percent of net income allocable to common shareholders	25%		25%	26%

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
     The following table illustrates the effect on net income for the three month and nine month periods ended September 30, 2005 if the fair value based method as prescribed by SFAS 123R had been applied to all outstanding awards in each period (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$3,449	$8,011

Add: Stock-based employee compensation expense included in net income available to shareholders, net of related tax effects	96	572

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(102)	(552)

Pro forma net income	$3,443	$8,031

Earnings per share
Basic — as reported	$0.10	$0.22

Diluted — as reported	$0.10	$0.16

Basic — pro forma	$0.10	$0.22

Diluted — pro forma	$0.10	$0.16

     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month period ended September 30, 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share price is publicly available. Volatility for 2005 was based on the minimum value method.

     The fair value of each option or restricted stock grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2006		2005		2006
Risk-free interest rate	4.04%		4.84%		3.93%		4.79%
Expected volatility	0%		53%		0%		53%
Expected life	4	years	4.6	years	4	years	5.1	years
Dividend yield	0%		0%		0%		0%
     The weighted-average fair value of options granted during the three month period ended September 30, 2005 and 2006 was $1.11 and $7.05, respectively, and during the nine month periods ended September 30, 2005 and 2006 was $1.33 and $4.66, respectively, using the Black-Scholes option-pricing model.
     Total stock -based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Cost of revenue	$6	$54	$12	$87
Sales and marketing	39	301	105	438
Technology and product development	26	64	330	118
General and administrative	25	190	125	278

Total	$96	$609	$572	$921

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006. A summary of the Company’s stock option activity is as follows:

	Options outstanding		Options Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Balance at December 31, 2005	2,683,778	$0.51	1,214,352	$0.11
Granted	816,376	$4.08
Exercised	(221,274)	$0.11
Cancelled	(41,204)	$1.97

Balance at March 31, 2006 (unaudited)	3,237,676	$1.42	1,138,488	$0.14
Granted	559,600	$13.34
Exercised	(83,674)	$0.10
Cancelled	(20,834)	$0.96

Balance at June 30, 2006 (unaudited)	3,692,768	$3.26	1,213,458	$0.24

Granted	379,000	$14.36
Exercised	(48,739)	$0.11
Cancelled	(92,268)	$7.86

Balance at September 30, 2006 (unaudited)	3,930,761	$4.26	1,333,074	$0.43

Note 4 — Income Taxes
     The Company recorded a provision for income taxes of $6.7 million for the nine month period ended September 30, 2006, based upon a 39.7% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well. The provision for income taxes of $235,000 for the nine month period ended September 30, 2005 consists of amounts accrued for the Company’s estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q . This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part II, “Risk Factors.”
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, and approximately 880,000 per month during the third quarter of 2006, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace is a key metric, as it affects the attractiveness of our website to current and potential customers. Our total membership has grown from approximately 449,000 members as of December 31, 2003 to over 1.1 million members as of December 31, 2005 and approximately 1.6 million members as of September 30, 2006. Our base of premium members has grown from over 21,000 premium members as of December 31, 2003 to over 57,000 premium members as of December 31, 2005 and over 76,000 premium members as of September 30, 2006. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and in the nine months ended September 30, 2006. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 335,000 as of December 31, 2005 and approximately 430,000 as of September 30, 2006.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopLink product license fees;

•	advertising on, and lead generation from, our marketplaces, and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $10.5 million in 2003, to $17.0 million in 2004, and to $31.0 million in 2005. We had revenues of $12.7 and $34.6 million in the three and nine months ended September 30, 2006, respectively. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. Our fee for our LoopNet premium membership averaged $45.40 per month during the third quarter of 2006. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $39.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month.
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

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.6	11.2	12.6	11.6

Gross profit	88.4	88.8	87.4	88.4
Operating expenses:
Sales and marketing	18.6	21.8	19.2	20.0
Technology and product development	10.2	9.0	13.0	9.1
General and administrative	18.9	16.9	18.8	15.6

Total operating expenses	47.7	47.8	51.0	44.6
Income from operations	40.7	41.1	36.4	43.8
Interest income, net	1.6	8.1	1.3	5.1
Other income, net	—	—	—	—

Income before taxes	42.3	49.1	37.7	48.8
Income tax expense	1.2	19.5	1.1	19.4

Net income	41.2%	29.6%	36.7%	29.4%

Comparison of Three Months Ended September 30, 2006 and 2005
  Revenues

	Three Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Revenues	$8,379	$12,707	$4,328	51.7%
Premium members at September 30	53,532	76,080	22,548	42.1%
     The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 3% in the average monthly price of a premium membership.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base.
  Cost of Revenues

	Three Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Cost of revenues	$975	$1,421	$446	45.7%
Percentage of revenues	11.6%	11.2%
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
  Sales and Marketing

	Three Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Sales and marketing	$1,561	$2,776	$1,215	77.8%
Percentage of revenues	18.6%	21.8%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $301,000 in the third quarter of 2006 compared to $39,000 in the third quarter of 2005.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.
  Technology and Product Development

	Three Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Technology and product development	$852	$1,146	$294	34.5%
Percentage of revenues	10.2%	9.0%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new products and services and the maintenance of our existing services. As a percentage of revenues, technology and product development expenses decreased due primarily to the growth in revenues.
     We expect technology and product development expenses to increase in absolute dollar amounts as we hire more personnel and continue to build the infrastructure required to support the development of new products and services, but to remain relatively consistent as a percentage of revenues.
  General and Administrative

	Three Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
General and administrative	$1,582	$2,147	$565	35.7%
Percentage of revenues	18.9%	16.9%

     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher professional fees and directors’ and officers’ liability insurance premiums associated with being a public company. Also contributing to the increase was higher stock-based compensation, which increased to $190,000 in the third quarter of 2006 compared to $25,000 in the third quarter of 2005. As a percentage of revenues, general and administrative expenses decreased, due primarily to growth in revenues.
     We expect general and administrative expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to absorb the expenses associated with being a public company.
  Interest Income
     Interest income increased by $891,000 to $1,028,000 in the three months ended September 30, 2006, from $137,000 in the three months ended September 30, 2005. This increase was primarily due to higher interest rates and a higher average cash balance. As of September 30, 2006, we held $83.8 million in cash, cash equivalents and short-term investments, compared to $18.6 million in cash, cash equivalents and short-term investments as of September 30, 2005.
  Income Taxes
     We recorded a provision for income taxes of $2.5 million for the three month period ended September 30, 2006, based upon a 39.7% effective tax rate for the full year of 2006. The effective tax rate is based upon our estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, our provision for income taxes will change as well. The provision for income taxes of $97,000 for the three month period ended September 30, 2005 consists of amounts accrued for our estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.
Comparison of Nine Months Ended September 30, 2006 and 2005
  Revenues

	Nine Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Revenues	$21,853	$34,565	$12,712	58.2%
Premium members at September 30	53,532	76,080	22,548	42.1%
     The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 6% in the average monthly price of a premium membership.
  Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Cost of revenues	$2,749	$4,015	$1,266	46.1%
Percentage of revenues	12.6%	11.6%
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
     Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Sales and marketing	$4,201	$6,908	$2,707	64.4%
Percentage of revenues	19.2%	20.0%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $438,000 in the nine months ended September 30, 2006 compared to $105,000 in the nine months ended September 30, 2005.
  Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
Technology and product development	$2,848	$3,139	$291	10.2%
Percentage of revenues	13.0%	9.1%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses for the nine months ended September 30, 2006 was due largely to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new products and services and the maintenance of our existing services. As a percentage of revenues, technology and product development expenses decreased due primarily to the growth in revenues.
  General and Administrative

	Nine Months Ended September 30,
				Percent
	2005	2006	Increase	Change
	(dollars in thousands)
General and administrative	$4,099	$5,376	$1,277	31.2%
Percentage of revenues	18.8%	15.6%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher professional fees and directors’ and officers’ liability insurance premiums associated with being a public company. As a percentage of revenues, general and administrative expenses decreased, due primarily to growth in revenues.

  Interest Income
     Interest income increased by $1,464,000 to $1,747,000 in the nine months ended September 30, 2006, from $283,000 in the nine months ended September 30, 2005. This increase was primarily due to higher interest rates and a higher average cash balance. As of September 30, 2006, we held $83.8 million in cash, cash equivalents and short-term investments, compared to $18.6 million in cash, cash equivalents and short-term investments as of September 30, 2005.
  Income Taxes
     We recorded a provision for income taxes of $6.7 million for the nine month period ended September 30, 2006, based upon a 39.7% effective tax rate for the full year of 2006. The effective tax rate is based upon our estimated fiscal 2006 income before the provision for income taxes. To the extent the estimate of fiscal 2006 income before the provision for income taxes changes, our provision for income taxes will change as well. The provision for income taxes of $235,000 for the nine month period ended September 30, 2005 consists of amounts accrued for our estimated fiscal 2005 federal and state income tax liability and takes into consideration the utilization of net operating loss carryforwards.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2005	2006
	(unaudited)
Cash flow data:	(in thousands)
Cash provided by operating activities	$11,358	$19,098
Cash (used in) investing activities	(1,517)	(534)
Cash provided by financing activities	31	43,252
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
     As of September 30, 2006, our cash, cash equivalents and short-term investments totaled $83.8 million, compared to $18.6 million in cash, cash equivalents and short-term investments as of September 30, 2005.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $11.4 and $19.1 million in the nine months ended September 30, 2005 and 2006, respectively. The increase in cash provided by operating activities in the nine month period ended September 30, 2006 and in the nine month period ended September 30, 2005 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.

  Investing Activities
     Cash used in investing activities in the nine months ended September 30, 2006 of $534,000 was attributable to capital expenditures for the purchase of computer equipment.
     Cash used in investing activities in the nine months ended September 30, 2005 of $1,517,000 was attributable to a $1,000,000 contingent payment pursuant to a one-year transition agreement associated with the October 1, 2004 acquisition of BizBuySell and capital expenditures of $517,000 primarily for the purchase of computer equipment.
  Financing Activities
     Cash generated from financing activities in the nine months ended September 30, 2006 of $43.2 million consisted of $42.3 million of net proceeds from the sale of common stock, $0.4 million of proceeds from the exercise of warrants and $0.5 million from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock. Cash provided by financing activities in the nine months ended September 30, 2005 of $31,000 consisted of proceeds from the exercise of stock options.

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
Item 4. Controls and Procedures.
(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is reported within the time periods specified in SEC rules and forms.

(b)	Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Because we recently became a public company in June 2006, we do not currently meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, therefore, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. Assuming that we satisfy the other requirements of Rule 12b-2, we will be required to include such an assessment in our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.
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
     Large Internet companies that have large user bases and significantly greater financial, technical and marketing resources than we do, such as eBay Inc. and craigslist, Inc. provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large Internet companies, such as Google, Yahoo! and Microsoft, have recently launched classified listing services which could be used to market and search for commercial real estate property listings. Competition by these companies could reduce demand for our services or require us to make additional expenditures, either of which could reduce our profitability.
In light of our limited operating history and evolving business model, we may not be able to sustain our revenue growth, and our future financial performance may be difficult to assess.
     We have had a history of losses from inception through the first quarter of 2003, and at September 30, 2006 had an accumulated deficit of $12.4 million. Our business model has evolved, and we have only recently achieved significant revenues. We may incur additional expenses, such as marketing and product development expenses, with the expectation that our revenues will grow in the future. While we were profitable in 2003, 2004 and 2005 on an annual basis and in the nine months ended September 30, 2006, we may not maintain profitability in future quarters or on an annual basis. As a result, we could experience problems with budgeting and cash flow management, unexpected changes to our results of operations, or other difficulties. Any of these difficulties could affect the market price of our common stock or harm our ability to raise additional capital.
If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our marketplace could be less attractive to current or potential customers, which could result in a reduction in our revenues.
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 335,000 as of December 31, 2005, and as of September 30, 2006, we had approximately 430,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     For example, as of September 30, 2006, more than 30% of our premium members were based in California and more than 14% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
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
     The Digital Millennium Copyright Act, or DMCA, allows copyright owners to obtain subpoenas compelling disclosure by an Internet service provider of the names of customers of that Internet service provider. We have been served with such subpoenas in the past, and may in the future be served with additional such subpoenas. Compliance with subpoenas under the DMCA may divert our resources, including the attention of our management, which could impede our ability to operate our business.
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
     As our operations have expanded, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 191 employees as of September 30, 2006. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
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
     In connection with our public offering, holders of substantially all of our capital stock agreed with Credit Suisse, the lead underwriter in the offering, not to sell or otherwise dispose of their shares until December 3, 2006. Currently, only the 6,900,000 shares of our common stock sold in our public offering are freely tradable. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock held by them in the public market after the expiration of these lockup agreements, the trading price of our common stock could decline substantially. After the lock-up agreements expire on December 3, 2006, approximately 28,000,000 shares will be eligible for sale in the public market, approximately 14,000,000 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 14, 2006, a holder of an outstanding warrant exercised its right to purchase 60,974 shares of our common stock at $0.3075 per share on a cashless exercise basis. The fair market value of our common stock on the date of exercise was $17.50. As a result of this cashless exercise, we issued 59,903 shares of our common stock to the holder of this warrant and withheld issuing 1,071 shares of our common stock in satisfaction of the exercise price under the warrant. The issuance of these shares was exempt from registration pursuant to Section 4(2) and/or Section 3(a)(9) of the Securities Act. There were no underwriters employed in connection with the issuance of these shares.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibits:
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: October 31, 2006	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: October 31, 2006	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)