Form 10-K
period 2006-12-31
LoopNet, Inc.
filed 2007-03-19
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52026

LOOPNET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0463987 (I.R.S. Employer Identification No.)
185 Berry Street, Suite 4000 San Francisco, CA	94107
(Address of principal executive offices)

(415) 243-4200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $400,987,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 38,233,859 shares of the registrant’s common stock issued and outstanding as of March 12, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders.

Statement regarding forward-looking statements

This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our future financial results;

•	our future growth and offering of new products or services;

•	our future advertising and marketing activities; and

•	our future investment in technology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Item 1A of Part I. No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.

“LoopNet,” “BizBuySell,” and “LoopLink” are our registered trademarks in the United States. We also use the marks “RecentSales” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

Internet Site

Our Internet address is www.loopnet.com. We make publicly available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained on our website is not a part of this annual report on Form 10-K.

Where You Can Find Additional Information

You may review a copy of this annual report on Form 10-K, including exhibits and any schedule filed therewith, and obtain copies of such materials at prescribed rates, at the Securities and Exchange Commission’s Public Reference Room in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding registrants, such as LoopNet, that file electronically with the Securities and Exchange Commission.

PART I

Item 1.	Business.

We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique users per month during 2005 and approximately 800,000 during 2006, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2006, the LoopNet online marketplace contained approximately 460,000 listings.

To use the LoopNet online marketplace, all users must register and become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accepts our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly rate. As of December 31, 2006, we had more than 1.7 million registered members and more than 78,000 premium members.

In addition to our primary LoopNet offering, we also operate BizBuySell, an online marketplace for operating businesses for sale, which we acquired in October, 2004. As of December 31, 2006, BizBuySell contained over 43,000 listings of operating businesses for sale.

We also generate revenues by selling our LoopLink online real estate marketing and database services suite to commercial real estate firms and by selling advertising and sponsorships on our website to parties who are seeking to market products or services to the LoopNet registered member base. Additionally, through our RecentSales product, members can access historical sale transaction information on a monthly subscription or per property record basis.

Industry Background

The commercial real estate industry encompasses real estate assets such as office, industrial, retail, multi-family, and land for development. According to Pramerica Real Estate Investors, the aggregate value of commercial real estate in the United States was approximately $5 trillion in 2003.

Much like the residential real estate industry, the commercial real estate industry relies primarily on brokers and agents who facilitate sales and leasing transactions for a commission. According to CB Richard Ellis, the commercial real estate services industry in the United States generated approximately $23 billion in services revenue in 2004. This brokerage system is highly fragmented and, according to CB Richard Ellis, the top five commercial real estate brokerage firms accounted for less than 15% of the revenue generated by the commercial real estate services industry in 2004. In most cases, commercial real estate agents associated with both small and large brokerage firms operate as independent contractors, make decisions for property marketing strategies, and seek cost-effective means to market their property listings. We believe that the majority of transactions in the industry are small and are consummated by local independent brokers.

According to the Association of Real Estate License Law Officials, there are over 2.6 million licensed real estate professionals in the United States, including commercial and residential real estate agents.

In addition to the brokerage community, industry participants include tenants, owners, property investors and business operators, all of which are actively involved in commercial real estate transactions. Commercial office, industrial, and retail properties are often occupied by operating businesses, which are generally either rent-paying tenants or owners of those properties. According to the Small Business Administration, in 2002 there were approximately 5.7 million operating businesses classified as “employers” and there were another 17.6 million operating businesses which were classified as “non-employers,” such as small family-owned and -operated businesses. We also believe that there are a large number of private investors who actively participate in commercial real estate transactions.

The traditional processes for marketing and searching for commercial real estate are inefficient. Traditionally, agents working on behalf of commercial real estate sellers and landlords market their property listings through methods such as word of mouth in the brokerage community, signage placed directly on buildings for sale or with space for lease, availability lists that are printed and shared among brokerage firms, advertisements placed in print media including newspapers and other publications, direct mail campaigns and emails sent to private distribution lists.

Similarly, the process of searching for properties available for sale or for lease has been inefficient. Unlike the residential real estate industry, which is served by local multiple listing services or other central local databases of residential real properties available for sale, there has not been an equivalent listing service in the commercial real estate or operating business for sale industries. As a result, compiling a comprehensive and reliable collection of current for sale or for lease property listings has been a slow and expensive process for individual commercial real estate participants, requiring significant resources and often resulting in inaccurate and incomplete information.

The LoopNet Model

We provide an online marketplace that efficiently connects commercial real estate supply and demand. Our marketplace enables agents working on behalf of commercial real estate and owners and landlords to list properties for sale or for lease. We provide tools that allow property listers to proactively contact potential buyers and tenants seeking specific types of properties. Similarly, we enable commercial real estate agents, buyers and tenants to search for available property listings that meet their criteria, such as price range, location, building size and property type. Individuals that search for and find properties that meet their requirements on our marketplace are able to contact and connect with the listing party and initiate a commercial real estate transaction such as a property purchase or lease. We offer property searchers access to a large number of available property listings that would be difficult and costly to compile through traditional means. We also enable property listers to cost-effectively reach a large number of buyers and tenants. We believe that the LoopNet online marketplace enables our members to initiate and complete more commercial real estate transactions more cost-effectively than through other means.

The key attributes of our business model include:

Leading commercial real estate online marketplace.  We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As a result, we believe that we are the leading online commercial real estate marketplace. As of December 31, 2006, we had more than 1.7 million registered members and more than 78,000 premium members. For the year ended December 31, 2006, our registered members viewed property profiles on our website approximately 130 million times. We believe that this critical mass of commercial real estate industry participants and properties listed for sale or for lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplace.

Comprehensive member-generated content offering.  The majority of our property listings are submitted by our members through our website, using our online tools. We enable members to provide detailed content on a property listing including description, financial and tenant information, photographs and key property characteristics. We automatically compile this content into an interactive property profile that is available to our members when they search for properties on our website. We believe that the content provided in our property profiles is more comprehensive, up-to-date and useful than the information provided in traditional commercial real estate property listings, such as newspaper and magazine ads or property signs. In addition, we believe that using member-generated property listings has allowed us to grow our online marketplace more efficiently and cost-effectively than if we had compiled the listings on our own.

Compelling member experience.  Our marketplace is accessible at any time and we believe it is an intuitive, easy-to-use online service. Upon registering as a member, an owner or agent working for the owner can list properties on the service, and buyers and tenants can search for property listings quickly and easily. Properties are searchable immediately upon listing by our members. Basic members can list and search the properties for free. Our members can sign up to receive an email with updated listings that meet their criteria on a daily or weekly basis. We also offer several online tools that facilitate the communication between parties who are seeking to make a commercial real estate transaction. For example, a premium member that has listed a property can use our ProspectList feature to email other members who have searched for similar properties on our website. Members searching for properties are able to use our MyLoopNet feature to store multiple property profiles online to better organize their search process and find the property that is right for them. To assist members further, we offer member support via email and phone.

In addition to our LoopNet marketplace, we provide BizBuySell, an online marketplace that enables business owners, sellers and brokers to list and search for operating businesses for sale. We believe that the operating business market is complementary in several ways to the commercial real estate market. In many cases, owners or brokers who are seeking to sell a business are also selling the commercial real estate associated with the business, and business owners are active participants in the commercial real estate market as both buyers and tenants. In addition, many commercial real estate agents also function as business brokers. We believe that BizBuySell benefits operating business owners, sellers and brokers by providing an efficient online marketplace to connect and initiate transactions.

The LoopNet Advantage

We developed our marketplace to address the needs of commercial real estate agents and the property owners, landlords, buyers and tenants they represent.

Benefits to Property Listers

Broad marketing exposure.  Our online marketplace offers commercial real estate agents and the owners and landlords they represent an efficient way to market properties available for sale or for lease. Properties listed on our website gain exposure to our large audience of members who are interested in commercial real estate opportunities. The size and geographic breadth of our marketplace and member base enables property listers to realize marketing benefits for listings on both a local and national level. We believe that the marketing exposure provided by a property listing on our marketplace is superior to traditional commercial real estate marketing methods, such as newspapers ads and newsletters, and enables our members to complete more sale and lease transactions in a more efficient manner.

Cost-effective and measurable marketing method.  We believe that the LoopNet online marketplace is more cost effective and accountable than traditional methods for marketing commercial real estate properties. Premium members are able to use our reporting tools to track and monitor the marketing exposure of their property listings and receive a marketing statistics email that indicates the number of times a property profile has been viewed. We believe that the low cost of a monthly premium membership and the features and measurability of our product offering is superior to commercial real estate marketing alternatives.

Detailed and up-to-date property listing information.  Our marketplace allows our members to provide significantly more information on a real-time basis than they typically can provide using traditional commercial real estate marketing methods. For example, when submitting a property listing, a member may choose to include files containing detailed financial spreadsheets, descriptive brochures or hyperlinks to other information. We offer a set of online tools and services that facilitate the submission and verification of commercial real estate property listing information, and we provide additional information relating to the property such as detailed location and demographic data and aerial and satellite imagery. In addition, our online marketplace enables members to update their property listings. These updates are immediately available on our marketplace, ensuring that the property listings provide the most comprehensive and timely information.

Benefits to Property Searchers

Access to a large number of property listings.  Our online marketplace contained approximately 460,000 property listings as of December 31, 2006, primarily from the United States and Canada. The listings in our marketplace include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. We believe that the depth and breadth of our property listings make our online marketplace valuable to commercial real estate agents as well as property buyers and tenants.

Real-time, comprehensive information.  Our online marketplace provides access to comprehensive content on commercial real estate properties available for sale or for lease. Our online property listings provide more information than is available through traditional methods such as print or fax. We are able to provide immediate updates on revised and new property listings on our website to our members. We also provide premium members with daily email alerts with new property listings that meet their specified criteria. In addition, through our RecentSales product, members can access historical sale transaction information from the LoopNet marketplace and third-party information service providers to inform their analysis and decision process.

Customized search engine.  We have designed our online marketplace to be easy to use and navigate. Commercial real estate agents, buyers and tenants use our proprietary commercial real estate search engine to quickly find properties in our marketplace that meet their criteria. Members can search based on a number of commercial real estate industry-specific variables including property type and sub-type, location, size, price range and key word. We believe that offering a customized search engine makes our website easier to use for our members and allows them to derive more value from our online marketplace.

Our Strategy

Our objective is to enhance our position as the leading online marketplace for commercial real estate, operating businesses for sale, and related markets. To achieve this objective, we are pursuing the following strategy:

Expand our base of registered members.  We believe that growing our base of registered members increases the value of our online marketplace to the sources of both supply and demand for the commercial real estate market. More property listings attract more individuals searching for properties, which in turn attracts more individuals seeking to list properties, making the LoopNet marketplace more valuable for all of our members. We intend to continue to grow our member base through focused marketing efforts to increase awareness of our online marketplace. We acquire new members through word-of-mouth referrals, online and traditional marketing and direct marketing campaigns. In addition, we plan to promote increased usage of the LoopNet online marketplace by facilitating more property listings and searches by existing members. As part of our efforts to increase our base of registered members, we offer free basic membership with limited functionality.

Convert basic members to premium members.  We derive revenues primarily from premium memberships, so it is critical to our future growth that we convert basic members into premium members. We intend to grow our premium member base by increasing the number of basic members and then highlighting to them the value and benefits of premium membership. We promote the premium offering to our basic members throughout our website, including at initial registration and when they list and search for properties. We also plan on continuing to engage in targeted direct marketing to convert basic members into premium members.

Offer complementary products and services.  Our online marketplace produces a significant amount of information on commercial real estate transactions and property listings. We intend to use the information provided by our online marketplace and from third-party sources to identify additional, complementary products and services that we could in the future offer to help commercial real estate transaction participants research and make property decisions. For example, in 2006, we launched our RecentSales product, an online service that provides sale transaction information based upon data collected from transactions initiated through our website and from third-party information providers. We intend to continue offering commercial real estate transaction participants complementary information services to improve their analysis, decision and marketing processes.

Enhance the functionality of our marketplace.  We intend to continue to invest in improving our marketplace. For example, in 2006, we added our MapSearch feature that allows our members to use a dynamic aerial and satellite map interface to search for and view property listings, which we believe improves the property search and marketing process. We will continue to enhance our product offering to grow our base of premium members and to increase the value of our online marketplace to our members.

Expand into new markets.  We believe that there are opportunities to expand into new markets, although we have no current plans to do so. We expanded into the operating business for sale market through our acquisition of BizBuySell, an online marketplace for operating businesses for sale, in October, 2004. We intend to identify and pursue appropriate opportunities in other markets that are related to the commercial real estate industry where we can apply our expertise in developing online marketplaces. We may also pursue similar opportunities outside the United States. We would consider expanding through either acquisitions or internal investments depending on opportunities and circumstances.

Increase opportunities to advertise to our member base.  We intend to increase the advertising opportunities available to parties who are seeking to market products and services to our member base. We believe that our large base of members is attractive to companies marketing to the commercial real estate industry. For example, a commercial real estate lender may want to market a real estate loan program to an individual who is purchasing a property. We plan on making additional sponsorship and lead generation advertising opportunities available to parties who are interested in marketing to our member base.

Products and Services

Our products and services facilitate the sale and lease of commercial real estate by enabling industry participants to list and find properties on our online marketplace and to contact and transact with one another. Through our online marketplace, commercial real estate agents working on behalf of sellers and landlords can list their properties for sale or for lease along with detailed qualitative descriptions, quantitative specifications, photographs and diagrams. Buyers and tenants of commercial real estate and their agents can perform highly targeted searches and review the property listings on our online marketplace. By addressing the needs of commercial real estate industry participants, we believe that we have built the leading online commercial real estate marketplace.

Our customers access the LoopNet and BizBuySell online marketplaces through the following product and service offerings:

Basic and premium membership.  We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $47.26 per month during the fourth quarter of 2006. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. Premium membership provides members with maximum marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features provided on our marketplace. We believe that the benefits provided by a premium membership enable premium members to initiate and complete more commercial real estate transactions. The following table illustrates some of the key features of basic and premium membership:

	Basic	Premium
	Membership	Membership

Listing Benefits
Detailed Property Listings	✓	✓
MyLoopNet — Listing Management Center	✓	✓
Enhanced Listing Exposure		✓
ProspectList — Lead Generation		✓
Marketing Exposure Statistics		✓
Controlled Access Marketing		✓
Searching Benefits
Listings Search Engine	✓	✓
MyLoopNet — Searching Management Center	✓	✓
Enhanced Listings Access		✓
PropertyAlert — Email Alerts of New Listings	Weekly	Daily
Reporting and Map-Based Presentations		✓
MapSearch	✓	✓

•	Property listing. Our property listing service allows customers to quickly and easily submit listings on properties available for sale or for lease, enabling them to reach a large audience of commercial real estate transaction participants. All listings submitted to the LoopNet online marketplace are processed through a listing quality assessment mechanism. Members can submit an unlimited number of listings and include detailed property listing information, including building description, financial and tenant information, photographs and key property characteristics. Our service automatically compiles this information into a professional-quality online brochure.

•	MyLoopNet. Members can use MyLoopNet to manage various features of their LoopNet membership, including managing their listings and tracking the exposure their property profiles have received.

•	Enhanced Listing Exposure. Property listings submitted by basic members can only be viewed by premium members. Property listings submitted by premium members are available for viewing by all registered members and have premium placement on search results.

•	ProspectList. Premium members have exclusive access to ProspectList, a reverse lookup search function that enables property listers to market listings to specific agents, buyers and tenants who have posted their property purchase or lease criteria on LoopNet and requested that they be contacted with property listings that match those criteria.

•	Marketing Exposure Statistics. Premium members have access in MyLoopNet to various statistics on the number of exposures being generated for their listings on LoopNet.

•	Controlled Access Marketing. Premium members can use Controlled Access Marketing to password-protect their listings. For example, a premium member might choose to limit access to a property listing such that searchers can only access the listing details after agreeing to a confidentiality agreement with the listing agent.

•	Property searching. We developed our property search engine specifically for the commercial real estate market. Members use our proprietary search engine to identify properties available for sale or for lease on our online marketplace that meet their criteria. Members can search for properties based on a broad scope of commercial real estate specifications, including property type and sub-type, location, building and lot size, and price range. Members can also search using map-based geographic searching combined with various property listing attributes, including a keyword search capability.

•	MyLoopNet. Members can use MyLoopNet to manage various features of their LoopNet membership, including saving links to multiple property profiles and detailed search parameters for future use. Members can also use MyLoopNet to specify the criteria for PropertyAlert emails.

•	Enhanced Listings Access. Basic members are able to view summary details of their search results but can only view property profiles submitted by premium members. Premium members have full access to all property listings and profiles.

•	PropertyAlert. Members can use PropertyAlert to receive email alerts with new property listings that meet their selection criteria. Premium members receive email alerts daily, while basic members receive email alerts weekly.

•	Reporting and Map-Based Presentations. Premium members can automatically generate professional-quality reports and maps of properties they have selected to use for presentations to clients and interested parties.

•	MapSearch. Members have access to MapSearch, an interactive and dynamic aerial and satellite image map interface for property searches.

LoopLink.  LoopLink is an online real estate marketing and database services suite that enables commercial real estate firms to showcase their available properties both on the LoopNet marketplace and on the brokerage firm’s own website using our hosted search software. Within LoopNet, each LoopLink listing is branded with the client’s logo and is hyperlinked to the client’s website. Additionally, the LoopLink service provides customizable, branded property search and results screens that can be integrated into the client’s website. The LoopNet import service offers the opportunity to simplify the process of submitting listings to LoopNet from the client’s internal databases, and features advanced data matching and data integrity rules and file conversion capabilities. We charge a monthly subscription fee to commercial real estate firms for the LoopLink service. Key features of LoopLink include comprehensive reporting and listing administration tools, a searchable and seamlessly integrated professional directory, property mapping for geographic and feasibility analysis, thumbnail photos and expanded property descriptions in search results.

RecentSales.  RecentSales is a comprehensive database of recent commercial real estate transactions collected from sales initiated through our online marketplace and from third party information providers. Our RecentSales service enables property searchers to review precedent sales data to inform commercial real estate valuation analysis based on asset type, asking and sale price, sale date, property address and size. RecentSales is currently available in more than 300 counties and 900 U.S. cities and is available for a monthly subscription or on a per-property-record basis.

Advertising and lead generation.  Our large base of registered members represents an attractive marketing opportunity for parties who are in sectors related to the commercial real estate industry. We provide advertising and lead generation services which can be used, for example, to generate enhanced marketing exposure for a property listed for sale or for lease, general branding exposure for a particular party or service provider, or sales leads for specific service providers such as commercial mortgage lenders. Advertisers using our services pay fees based on 1) the number of ad impressions, 2) the number of clickthroughs for an ad, or 3) the leads that we provide to them from an ad. The market for our advertising products is comprised of any party wishing to advertise services to our community of registered members who are participating in commercial real estate and operating business for sale transactions.

BizBuySell.  Similar to LoopNet, BizBuySell is an online marketplace for operating businesses for sale. Business sellers pay a fee of $59.95 to $99.95 per listing per month to list their operating businesses for sale, and interested buyers can search our listings for free. BizBuySell also offers BrokerWorks, a membership service available to business brokers, enabling them to list an unlimited number of businesses for sale. BrokerWorks members are listed in BizBuySell’s BrokerPages directory and receive access to our online prospect management tools. BrokerWorks is available for a one-time account setup fee of $24.95 and a monthly subscription fee of $39.95.

Our BizBuySell service also offers the option of paid access to pricing reports that provide a comparative analysis of recently sold businesses and businesses currently available for sale.

Sales and Marketing

The main objectives of our sales and marketing department are to increase our base of LoopNet registered members and to convert basic members to premium members. In addition, some of our sales professionals focus on a specific product, such as our LoopLink service. We also have a team dedicated to selling our advertising products.

Our marketing team is responsible for generating new registered members. Our primary source of new registered members is word-of-mouth referrals. We use direct marketing and online and traditional advertising to market to potential members. Our direct marketing program includes direct mail, email and outbound telesales campaigns that are designed to deliver targeted messages to prospective members about our products and services. Our online advertising consists primarily of paid search marketing. We also sponsor and attend local industry association events, and participate in industry trade shows and conferences to engage with existing LoopNet members, identify potential new members and build brand awareness with key member constituents such as commercial real estate agents or property investors.

Our sales team is responsible for identifying and qualifying new customer prospects, including premium members and commercial real estate brokerage firms, responding to inbound sales inquires, selling our products and services, identifying cross-selling and education opportunities, and assisting with product training. In addition, our sales team is responsible for building internal and external awareness related to new product offerings.

Our sales team is also responsible for converting our basic members to premium members. We believe that encouraging basic members to use our products and services is a highly effective way to promote premium membership. We also communicate the value of our products and services to our basic members through targeted direct marketing including permission-based email and telemarketing.

Our customer and account services staff is responsible for ensuring customer satisfaction by providing high quality and tailored customer support. We solicit feedback from our customers to assess and understand market trends, provide training and demonstrations, build awareness for our products and identify new product opportunities. We believe that providing a high level of customer service is an important element of our member retention program.

Competition

Our market is competitive and fragmented. Although there is no one firm that competes with us in all of our service and product areas, we do face competition from separate sources with respect to our different product offerings.

Because there is no comprehensive national commercial real estate listing service, the primary alternatives to our services are the traditional practices used by the commercial real estate industry. These include print brochures created by listing agents that are mailed and distributed by hand; “current availabilities” lists printed and shared among brokerage firms; signage on properties; email brochures distributed to private distribution lists; word of mouth in the brokerage community; and newspaper advertisements. We believe that these practices do not create an efficient mechanism to market, search or compare property listings locally or nationally.

We compete with CoStar, a provider of information and research services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offering. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace.

Several companies, such as Cityfeet.com and Property Line International, have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents and, in the case of Cityfeet.com, classified advertising from newspaper publishers with whom it partners. In addition, newspapers such as the Wall Street Journal and American City Business Journals include on their websites listings of commercial real estate for sale and for lease.

In the past, the National Association of REALTORS©, or NAR, its local boards of REALTORS©, affiliates such as CCIM, and other third parties have created commercial real estate information and listing services in partnership with companies such as Catylist Real Estate Software, Inc. and Xceligent, Inc. These services, if they succeed in attracting a significant number of commercial real estate transaction participants, could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace.

Companies such as eBay and craigslist, inc. provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large Internet companies that have large user bases, such as Google, Yahoo! and Microsoft, have recently launched classified listing services which could be used to market and search for commercial real estate property listings.

Technology and Infrastructure

We have developed proprietary software that facilitates the listing and searching of commercial properties and businesses for sale or for lease on our marketplaces. The LoopNet marketplace is built primarily on Microsoft technology, utilizing the Microsoft.Net framework and Microsoft SQL Server. The system has been specifically built to provide capacity scaling through the addition of server and network hardware without making software changes. The system is secure, and important components have redundancy. Tape backups are performed daily and the tapes are rotated to a secure, offsite facility. Static website content is cached at locations across the United States to maximize website speed throughout the country.

Our primary website is hosted in a co-location facility in Los Angeles, California. A secondary, backup facility is maintained in a co-location facility in San Francisco, California. The backup system provides complete client functionality and business critical internal functionality with capacity to operate the business in the event of a catastrophic event affecting the Los Angeles facility. Listing data updates are sent to the backup system on a regular basis to minimize data loss in the event of a primary site failure. Both facilities are earthquake-resistant and have physical access security, environmental controls, and internal power generation capabilities.

BizBuySell’s business listing system is built on Unix technology utilizing RedHat Enterprise Linux, Apache web service, and MySQL database manager. The system is hosted in a co-location facility in Virginia. The facility provides tape backups and provides backup site services in the event of a primary facility failure.

As part of our normal business operations, we collect and utilize personal information. The use of all personal information is governed by our Terms and Conditions, which are posted on the website. Additionally, the use of personal information is reviewed and certified annually by TRUSTe.

We take steps to protect the personal information we collect and use. All personal information collected is stored in our databases. Access to this information by internal users is protected and controlled by network passwords. Our company has clear policies and procedures that our employees must follow to protect against compromising the security of the personal information we collect and maintain, and we communicate those policies and procedures regularly to our employees. Additionally, access to our network, and consequently to the databases, is protected by an industry standard firewall. External access to the network is tested monthly by a third-party security consultant (AmbironTrustWave) for vulnerabilities. All database servers and related equipment are maintained in physically secured environments with access limited to operations personnel only. Data backups are also maintained in a physically secured offsite location with controlled access.

An additional level of protection is implemented for financially sensitive personal information. Information such as credit card numbers are stored on our databases in an encrypted format. This encryption ensures that anyone gaining access to our servers will still be unable to obtain sensitive information.

Our technology and product development expenses were $2.7 million, $3.7 million, and $4.3 million in 2004, 2005, and 2006, respectively.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws in the United States as well as contractual provisions to protect our proprietary technology and our brand. We currently have trademarks registered or pending in the United States for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect computer programs relating to our websites and our proprietary technologies, although to date we have not registered for copyright protection. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we actively monitor access to our proprietary technology.

Protecting our intellectual property rights could be costly and time-consuming. From time to time, we may encounter disputes over rights and obligations concerning our intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete.

Employees

As of December 31, 2006, we had 198 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of March 31, 2007.

Name	Age	Position

Richard J. Boyle, Jr.	41	President, Chief Executive Officer and Chairman of the Board of Directors
Brent Stumme	45	Chief Financial Officer and Senior Vice President, Finance and Administration
Thomas Byrne	40	Chief Marketing Officer and Senior Vice President, Marketing and Sales
Jason Greenman	39	Chief Product Officer and Senior Vice President, Business and Product Development
Wayne Warthen	43	Chief Technology Officer and Senior Vice President, Information Technology

Richard J. Boyle, Jr. has served as President, Chief Executive Officer, and Director since July, 2001, and Chairman of the Board of Directors since February, 2006. Prior to being named President, Chief Executive Officer, and Director, Mr. Boyle was Vice President of LoopNet in charge of product and technology development and operations from December, 1999 to July, 2001. Prior to joining LoopNet, Mr. Boyle was Senior Vice President of Products & Technology at Risk Management Solutions. Mr. Boyle holds a B.S. in Electrical Engineering from Stanford University.

Brent Stumme has served as Chief Financial Officer and Vice President, Finance and Administration since 2001 and Senior Vice President, Finance and Administration since February, 2006. Prior to joining LoopNet, Mr. Stumme was Chief Financial Officer for PropertyFirst. Prior to joining PropertyFirst, Mr. Stumme was Senior Finance Executive of the CalMat division of Vulcan Materials Company. Mr. Stumme holds a B.S. in Accounting from the University of Oregon and an M.B.A. from the University of Southern California. Mr. Stumme is a certified public accountant.

Thomas Byrne has served as Chief Marketing Officer and Vice President, Marketing and Sales since 2002 and Senior Vice President, Marketing and Sales since February, 2006. Prior to joining LoopNet, Mr. Byrne served as Group Vice President of NextCard, a credit card company. Mr. Byrne holds a B.S. of Electrical Engineering, with highest honors, from Georgia Tech and an M.B.A. from the Harvard Business School.

Jason Greenman has served as Chief Product Officer since 2005 and Vice President, Business and Product Development since 2002 and Senior Vice President, Business and Product Development since February, 2006. Prior to joining LoopNet, Mr. Greenman co-founded and served as Senior Vice President, Business Development, of Clareon Corporation, a provider of Internet-based electronic payment services, from 2000 to 2001. Mr. Greenman holds a B.S. in Product Design with distinction from Stanford University and a Master’s of Management from the Stanford University Graduate School of Business, where he was a Sloan Fellow.

Wayne Warthen has served as Chief Technology Officer since 2001 and Vice President, Information Technology since 1999 and Senior Vice President, Information Technology since February, 2006. Prior to joining LoopNet, Mr. Warthen was Director of Internet Infrastructure, PC/LAN services and Business Development for Experian Information Solutions from 1996 to 1999. Mr. Warthen holds a B.A. in Economics from California State University at Fullerton.

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

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscriptions, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2006 in our average monthly conversion rate to approximately 4.5% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. If our existing members choose not to use our services, decrease their use of our services, or change from being premium members to basic members, or we are unable to attract new members, listings on our site could be reduced, search activity on our website could decline, the usefulness of our services could be diminished, and we could incur significant expenses and/or experience declining revenues.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 460,000 as of December 31, 2006. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

Our operating results and revenues are subject to fluctuations that may cause our stock price to decline, and our quarterly financial results may be subject to seasonality, each of which could cause our stock price to decline.

Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Annual Report on Form 10-K:

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

For example, as of December 31, 2006, more than 30% of our premium members were based in California and more than 13% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

If we are unable to introduce new or upgraded services or products that our customers recognize as valuable, we may fail to attract new customers or retain existing customers. Our efforts to develop new and upgraded products and services could require us to incur significant costs.

To continue to attract new members to our online marketplace, we may need to continue to introduce new products or services. We may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. For example, in early 2006 we introduced our RecentSales product and aerial imagery MapSearch feature to address perceived customer needs or to add additional searching enhancements, both of which utilize content and technology licensed from third parties. The introduction of these improvements imposed costs on our business and required the use of our resources, and there is no guarantee that we will continue to be able to access these technologies and content on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, they might choose not to become premium members or to otherwise utilize our marketplace.

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

As our operations have expanded, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 198 employees as of December 31, 2006. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.

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

As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls will likely increase our general and administrative costs in 2007 and thereafter. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.

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

Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, our BizBuySell website is hosted at a co-location facility in Virginia. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit our ability to provide our services, which could significantly impact our business.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

Our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 33.4% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our headquarters are located in San Francisco, California, where we lease approximately 15,800 square feet of office space under a lease that expires in 2008. We recently entered into three expansions of this lease, the first of which covers an additional 4,180 square feet of space, the second of which covers an additional 4,777 square feet of space and the third of which covers an additional 6,489 square feet of space, all with an expiration date in 2008. We also lease approximately 18,000 square feet of office in Monrovia, California, pursuant to a lease that expires in 2011. We believe that these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock began trading on the Nasdaq National Market (now called the Nasdaq Global Market) under the symbol “LOOP” on June 7, 2006. We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Market:

	High	Low

2006
Second Quarter (June 7 to June 30, 2006)	$19.92	$14.11
Third Quarter	$19.18	$10.48
Fourth Quarter	$17.07	$12.67

As of March 12, 2007, we had approximately 192 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have issued the following unregistered securities during the three months ended December 31, 2006.

•	On October 26, 2006, a holder of an outstanding warrant exercised its right to purchase 1,334 shares of our common stock at $0.308 per share.

•	On November 20, 2006, a holder of an outstanding warrant exercised its right to purchase 2,668 shares of our common stock at $0.308 per share

•	On November 22, 2006, a holder of an outstanding warrant exercised its right to purchase 2,000 shares of our common stock at $0.308 per share on a cashless exercise basis. As a result of this cashless exercise, we issued 1,960 shares of our common stock to the holder of this warrant and withheld issuing 40 shares of our common stock in satisfaction of the exercise price under the warrant.

•	On November 27, 2006, a holder of an outstanding warrant exercised its right to purchase 525,630 shares of our common stock at $0.308 per share on a cashless exercise basis. As a result of this cashless exercise, we issued 515,211 shares of our common stock to the holder of this warrant and withheld issuing 10,419 shares of our common stock in satisfaction of the exercise price under the warrant.

The issuance of these shares was exempt from registration pursuant to Section 4(2) and/or Section 3(a)(9) of the Securities Act as transactions by an issuer not involving a public offering or as an exchange of securities by us with our existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. Appropriate legends were affixed to the share certificates and instruments issued in the cash-exercise transactions, and an appropriate exemption was relied upon to not affix legends to the share certificates issued in the cashless-exercise transactions. There were no underwriters employed in connection with the issuance of these shares.

Use of Proceeds

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

Issuer Purchases of Equity Securities

We made no purchases of our equity securities during 2006.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on June 7, 2006 (the date on which our common stock was first traded on the Nasdaq National Market) for (i) our common stock, (ii) the Nasdaq Stock market (U.S.) Index and (iii) the Goldman Sachs Internet Trading Index, at the closing price on June 7, 2006. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

	Cumulative Total Return
	6/7/2006	12/29/2006
LOOPNET, INC	100.00	99.87	(1)
NASDAQ STOCK MARKET (U.S)	100.00	112.25
GOLDMAN SACHS INTERNET TRADING INDEX	100.00	116.95

(1)	Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return as of December 29, 2006 is $124.83.

The returns shown on the graph do not necessarily predict future performance.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$7,019	$10,480	$17,036	$30,977	$48,411
Cost of revenue(1)	1,254	1,984	2,562	3,825	5,599

Gross profit	5,765	8,496	14,474	27,152	42,812
Operating expenses(1):
Sales and marketing	1,743	1,704	3,193	6,252	9,506
Technology and product development	3,574	2,289	2,686	3,746	4,341
General and administrative	3,278	3,180	4,889	5,955	7,803

Total operating expenses	8,595	7,173	10,768	15,953	21,650

Income (loss) from operations	(2,830)	1,323	3,706	11,199	21,162
Interest income, net	2	21	98	487	2,885
Other income (expense), net	232	261	34	7	(2)

Income (loss) from continuing operations	(2,596)	1,605	3,838	11,693	24,045
Discontinued operations:
Loss from discontinued operations	(223)	—	—	—	—
Gain on sale of assets, net	630	287	—	—	—

Income (loss) from discontinued operations	407	287	—	—	—

Income (loss) before taxes	(2,189)	1,892	3,838	11,693	24,045
Income tax expense (benefit)	—	188	118	(7,243)	8,550

Net income (loss)	$(2,189)	$1,704	$3,720	$18,936	$15,495

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Basic net income (loss) per share
Income (loss) from continuing operations	$(0.73)	$—	$0.06	$0.58	$0.42
Income from discontinued operations	0.12	—	—	—	—

Basic net income (loss) per share	$(0.61)	$—	$0.06	$0.58	$0.42

Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.73)	$—	$0.04	$0.54	$0.40
Income from discontinued operations	0.12	—	—	—	—

Diluted net income (loss) per share:	$(0.61)	$—	$0.04	$0.54	$0.40

(1) Stock-based compensation is allocated as follows:
Cost of revenue	$—	$—	$1	$18	$151
Sales and marketing	—	—	251	146	686
Technology and product development	—	—	236	350	195
General and administrative	—	—	1,188	150	421

Total	—	—	1,676	664	1,453

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,461	$5,174	$8,724	$21,865	$89,028
Working capital	999	2,915	5,099	16,939	81,884
Total assets	3,840	6,034	12,971	35,177	100,205
Total liabilities	2,242	2,727	4,255	6,604	10,202
Redeemable convertible preferred stock	39,712	39,712	39,712	39,962	—
Total shareholders’ (deficit) equity	(38,114)	(36,405)	(30,996)	(11,389)	90,003

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$(2,528)	$2,944	$6,921	$14,490	$23,205
Depreciation and amortization	785	377	278	505	611
Capital expenditures	(110)	(243)	(500)	(719)	(665)

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Other Operating Data (unaudited):
LoopNet registered members at end of period	327,436	450,876	703,111	1,116,589	1,766,508
LoopNet premium members at end of period	13,692	21,203	35,482	57,461	78,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K . This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors.”

Overview

We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, and approximately 800,000 per month during 2006, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.

We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our total membership has grown from approximately 700,000 members as of December 31, 2004 to over 1.1 million members as of December 31, 2005 and over 1.7 million members as of December 31, 2006. Our base of premium members has grown from over 35,000 premium members as of December 31, 2004 to over 57,000 premium members as of December 31, 2005 and over 78,000 premium members as of December 31, 2006. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2006 in our average monthly conversion rate to approximately 4.5% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and 2006. The number of listings on our marketplace has grown from approximately 266,000 as of December 31, 2004 to approximately 335,000 as of December 31, 2005 and approximately 460,000 as of December 31, 2006. The number of property profiles that were viewed by our registered members during the year increased from 36 million 2004 to 74 million in 2005 and 130 million in 2006.

Our Revenues and Expenses

Our primary sources of revenues are:

•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

Our revenues have grown significantly in the past three years from $17.0 million in 2004, to $31.0 million in 2005, and to $48.4 million in 2006. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:

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

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $47.26 per month during the fourth quarter of 2006. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $39.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report, and of those policies, we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. Accordingly, we believe the following policies are the most critical for understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We derive the substantial majority of our revenues from premium membership fees for our online marketplaces. We recognize revenues, under the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For the majority of our revenues, payments for LoopNet premium memberships, revenues are recognized immediately on a monthly basis as such accounts are charged. Payments that we receive in advance of services being rendered, such as advance payments on annual and quarterly subscriptions by our premium members, are recorded as deferred revenue and recognized on a straight-line basis over the service period.

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities. In the fourth quarter of 2005, we determined that it was more likely than not that we would generate sufficient taxable income from operations in the future to be able to realize tax benefits arising from the use of a portion of our net operating loss carryforwards. Prior to the fourth quarter of 2005, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate sufficient taxable income in the future to utilize the net operating loss carryforwards. During 2005 we utilized $11.5 million of net operating loss carryforwards against 2005 taxable income. In addition, the Company utilized $13.6 million of net operating loss carryforwards based on projected future income and net operating loss carryforward limitations as discussed below. The release of a portion of the valuation allowance in the fourth quarter of 2005 resulted in a tax benefit of approximately $7.6 million that was recognized in our results from operations. As of December 31, 2006, we continued to maintain a valuation allowance of approximately $9.4 million for certain federal and state net operating loss and tax credit carryforwards due to the uncertainty of realization.

At December 31, 2006, we had approximately $29 million of federal and $12 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2017 for federal and 2009 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $12.2 million of net operating losses to offset taxable income in 2006 and estimate that we will be able to utilize approximately $2.0 million in 2007 and each year thereafter until 2021.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the valuation allowance provided against the net deferred tax assets and permanent differences. Our future effective income tax rate will depend on various factors, such as changes in our valuation allowance, pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating losses, and state taxes.

Website Development Costs

In March 2000, the Emerging Issues Task Force (EITF) issued EITF 00-2, “Accounting for Web Site Development Costs,” which addresses whether certain development costs should be capitalized or expensed. Because our current website development costs relate to routine maintenance and operating costs, we expense such costs as incurred.

Stock-Based Compensation

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

Under SFAS 123R we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 5.3 years for the expected term, 53% for the expected volatility, 4.76% for the risk free rate and 0% for dividend yield for the twelve month period ending December 31, 2006. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period.

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

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2005	2006

Revenues	100.0%	100.0%	100.0%
Cost of revenues	15.0	12.3	11.6

Gross profit	85.0	87.7	88.4
Operating expenses:
Sales and marketing	18.7	20.2	19.6
Technology and product development	15.8	12.1	9.0
General and administrative	28.7	19.2	16.1

Total operating expenses	63.2	51.5	44.7
Income from operations	21.8	36.2	43.7
Interest income, net	0.5	1.6	6.0
Other income, net	0.2	0.0	0.0

Income before taxes	22.5	37.8	49.7
Income tax expense (benefit)	0.7	(23.3)	17.7

Net income	21.8%	61.1%	32.0%

Comparison of Years Ended December 31, 2005 and 2006

Revenues

	Year Ended December 31,
				Percent
	2005	2006	Increase	Change
	(Dollars in thousands)

Revenues	$30,977	$48,411	$17,434	56.3%
Premium members at year-end	57,461	78,952	21,491	37.4%

The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 5% in the average monthly price of a premium membership.

We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base.

Cost of Revenues

	Year Ended December 31,
				Percent
	2005	2006	Increase	Change
	(Dollars in thousands)

Cost of revenues	$3,825	$5,599	$1,774	46.4%
Percentage of revenues	12.3%	11.6%

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

Sales and Marketing

	Year Ended December 31,
				Percent
	2005	2006	Increase	Change
	(Dollars in thousands)

Sales and marketing	$6,252	$9,506	$3,254	52.0%
Percentage of revenues	20.2%	19.6%

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

Also contributing to the increase was higher stock-based compensation, which increased to $686,000 in 2006 compared to $146,000 in 2005.

We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.

Technology and Product Development

	Year Ended December 31,
				Percent
	2005	2006	Increase	Change
	(Dollars in thousands)

Technology and product development	$3,746	$4,341	$595	15.9%
Percentage of revenues	12.1%	9.0%

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

General and Administrative

	Year Ended December 31,
				Percent
	2005	2006	Increase	Change
	(Dollars in thousands)

General and administrative	$5,955	$7,803	$1,848	31.0%
Percentage of revenues	19.2%	16.1%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher professional fees and directors’ and officers’ liability insurance premiums associated with being a public company. As a percentage of revenues, general and administrative expenses decreased primarily due to growth in revenues.

We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percentage of revenue.

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $789,000 to $1,453,000 in the twelve months ended December 31, 2006 from $664,000 in the twelve months ended December 31, 2005. The increase was due primarily to option grants for employees hired in 2006 and additional option grants to existing employees.

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
			Increase/	Percent
	2005	2006	(Decrease)	Change

Cost of revenue	$18	$151	$133	738.9%
Selling and marketing	146	686	540	369.9%
Technology and product development	350	195	(155)	(44.3)%
General and administrative	150	421	271	180.7%

Total	$664	$1,453	$789	118.8%

Interest Income

Interest income increased by $2.4 million to $2.9 million for the year ended December 31, 2006, from $487,000 for the year ended December 31, 2005. This increase was primarily due to higher interest rates and a higher average cash balance due in part to the proceeds received from our initial public offering. As of December 31, 2006, we held $89.0 million in cash, cash equivalents and short-term investments, compared to $21.9 million in cash, cash equivalents and short-term investments as of December 31, 2005.

Income Taxes

Income tax expense in 2006 increased by $15.8 million to $8.6 million compared to a tax benefit of $7.2 million in 2005. The 2005 tax benefit was the result of the release of a portion of our valuation allowance on our deferred tax asset, related to our net operating loss carryforwards, based upon our recent positive operating results. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $12.2 million of net operating losses to offset taxable income in 2006 and estimate that we will be limited to using approximately $2.0 million in 2007 and each year thereafter until 2021.

Comparison of Years Ended December 31, 2004 and 2005

Revenues

	Year Ended December 31,
				Percent
	2004	2005	Increase	Change
	(Dollars in thousands)

Revenues	$17,036	$30,977	$13,941	81.8%
Premium members at year-end	35,482	57,461	21,979	61.9%

The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 10% in the average monthly price of a premium membership. Also contributing to the increase was higher revenues from the BizBuySell operations which was driven by increased product sales and the inclusion of a full year of results in 2005 as compared to three months of results in 2004, following our acquisition of BizBuySell on October 1, 2004.

Cost of Revenues

	Year Ended December 31,
				Percent
	2004	2005	Increase	Change
	(Dollars in thousands)

Cost of revenues	$2,562	$3,825	$1,263	49.3%
Percentage of revenues	15.0%	12.3%

The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity. Also contributing to the increased cost of revenues was higher credit card fees due to the growth in revenues.

Sales and Marketing

	Year Ended December 31,
				Percent
	2004	2005	Increase	Change
	(Dollars in thousands)

Sales and marketing	$3,193	$6,252	$3,059	95.8%
Percentage of revenues	18.7%	20.2%

The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel added in 2005, and increased commissions paid as a result of growth in our revenues. In addition, the increase in sales and marketing expenses was due in part to a special incentive compensation program for the former general manager of BizBuySell that was terminated and paid out in December, 2005. The amounts applied to sales and marketing expenses were $868,000 in 2005 and $85,000 in 2004. The salary and benefit costs for the former general manager of the BizBuySell operation are split equally between sales and marketing expenses and general and administrative expenses. Additionally, we increased advertising costs in 2005, primarily to attract new members to our online marketplace.

Technology and Product Development

	Year Ended December 31,
				Percent
	2004	2005	Increase	Change
	(Dollars in thousands)

Technology and product development	$2,686	$3,746	$1,060	39.5%
Percentage of revenues	15.8%	12.1%

The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new products and services and the maintenance of our existing services. As a percentage of revenues, technology and product development expenses decreased due primarily to the growth in revenues.

General and Administrative

	Year Ended December 31,
				Percent
	2004	2005	Increase	Change
	(Dollars in thousands)

General and administrative	$4,889	$5,955	$1,066	21.8%
Percentage of revenues	28.7%	19.2%

The increase in general and administrative expenses was due to higher office rent associated with our growth in personnel, and higher professional fees. In addition, the increase in general and administrative expenses was due in part to a special incentive compensation program for the former general manager of BizBuySell that was terminated and paid out in December, 2005. The amounts applied to general and administrative expenses were $868,000 in 2005 and $85,000 in 2004. The increase in general and administrative expenses was partially offset by higher stock-based compensation charges of $1.2 million in 2004 compared to $150,000 in 2005.

Stock-Based Compensation

Expenses associated with stock-based compensation decreased by $1.0 million to $664,000 in the twelve months ended December 31, 2005 from $1.7 million in the twelve months ended December 31, 2004.

During 2004 and 2005, we received promissory notes from certain named executive officers at the then-applicable Federal rate, which was subsequently deemed to be less than the fair-market rate. These notes were received as payment for stock options then exercised and restricted stock then purchased. As a result, the related stock options and restricted stock were revalued as of the exercise date, resulting in stock-based compensation charges of $1,673,000 and $236,000 in 2004 and 2005, respectively. Also included in stock-based compensation expenses are $3,000 and $428,000 for 2004 and 2005, respectively, related to amortization of deferred compensation expense for stock options and restricted stock issued to employees at an exercise price that was less than the reassessed value of the underlying stock at the date of grant.

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
			Increase/	Percent
	2004	2005	(Decrease)	Change
	(In thousands)

Cost of revenue	$1	$18	$17	1700.0%
Selling and marketing	251	146	(105)	(41.8)%
Technology and product development	236	350	114	48.3%
General and administrative	1,188	150	(1,038)	(87.4)%

Total	$1,676	$664	$(1,012)	(60.4)%

Interest Income

Interest income increased by $389,000 to $487,000 in 2005, from $98,000 in 2004. This increase was primarily due to higher interest rates and a higher average cash balance. As of December 31, 2005, we held $21.9 million in cash, cash equivalents and short-term investments, compared to $8.7 million in cash, cash equivalents and short-term investments as of December 31, 2004.

Income Taxes

Income tax expense in 2005 decreased by $7.4 million compared with 2004, due to a tax benefit of $7.6 million. This decrease was the result of the release of a portion of our valuation allowance on our deferred tax asset, related to our net operating loss carryforwards, based upon our recent positive operating results. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership.

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2006 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this prospectus. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Revenues	$6,213	$7,261	$8,379	$9,124	$10,226	$11,631	$12,707	$13,847
Cost of revenues(1)	872	902	975	1,077	1,228	1,366	1,421	1,584

Gross profit	5,341	6,359	7,404	8,047	8,998	10,265	11,286	12,263
Operating expenses(1):
Sales and marketing	1,196	1,445	1,561	2,050	1,949	2,183	2,776	2,598
Technology and product development	1,086	909	852	899	960	1,032	1,146	1,203
General and administrative	1,194	1,323	1,582	1,855	1,478	1,751	2,147	2,427

Total operating expenses	3,476	3,677	3,995	4,804	4,387	4,966	6,069	6,228

Income from operations	1,865	2,682	3,409	3,243	4,611	5,299	5,217	6,035
Interest income	59	87	137	204	255	465	1,028	1,137
Other income, net	—	7	—	—	(2)	—	—	—

Income before taxes	1,924	2,776	3,546	3,447	4,864	5,764	6,245	7,172
Income tax expense (benefit)	61	77	97	(7,478)	1,899	2,321	2,479	1,851

Net income	$1,863	$2,699	$3,449	$10,925	$2,965	$3,443	$3,766	$5,321

Net income per share:
Basic	$0.05	$0.07	$0.10	$0.35	$0.08	$0.09	$0.10	$0.14

Diluted	$0.03	$0.05	$0.10	$0.31	$0.06	$0.09	$0.09	$0.13

(1)	Includes stock-based compensation as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Cost of revenues	$2	$5	$6	$6	$8	$24	$54	$65
Sales and marketing	31	36	39	40	51	87	301	247
Technology and product development	268	35	26	21	23	32	64	76
General and administrative	74	25	25	25	32	56	190	143

Total	$375	$101	$96	$92	$114	$199	$609	$531

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.0	12.4	11.6	11.8	12.0	11.7	11.2	11.4

Gross profit	86.0	87.6	88.4	88.2	88.0	88.3	88.8	88.6
Operating expenses:
Sales and marketing	19.2	20.0	18.6	22.5	19.0	18.8	21.8	18.8
Technology and product development	17.5	12.5	10.2	9.9	9.4	8.9	9.0	8.7
General and administrative	19.2	18.2	18.9	20.3	14.5	15.1	16.9	17.5

Total operating expenses	55.9	50.7	47.7	52.7	42.9	42.7	47.8	45.0

Income from operations	30.1	36.9	40.7	35.5	45.1	45.6	41.1	43.6
Interest income	0.9	1.2	1.6	2.2	2.5	4.0	8.1	8.2
Other income, net	0.0	0.1	0.0	0.0	0.0	0.0	0.0	0.0

Income before taxes	31.0	38.2	42.3	37.7	47.6	49.6	49.1	51.8
Income tax expense (benefit)	1.0	1.1	1.2	(82.0)	18.6	20.0	19.5	13.4

Net income	30.0%	37.1%	41.1%	119.7%	29.0%	29.6%	29.6%	38.4%

Revenues increased sequentially in each of the quarters presented, due primarily to increased adoption of our premium membership product. There have been and may in the future be fluctuations in sales and marketing expenses as a result of the timing of the hiring of additional sales and marketing personnel. The increase in general and administrative expenses in beginning in the third quarter of 2006 was due in part to expenses associated with operating as a public company. Sales and marketing expenses and general and administrative expenses for 2005 include expenses related to a special incentive compensation program for the former general manager of BizBuySell of an aggregate of $170,000 in the first quarter, $270,000 in the second quarter, $270,000 in the third quarter, and $1.0 million in the fourth quarter. These expenses were split equally between sales and marketing expenses and general and administrative expenses. This program was terminated in the fourth quarter of 2005 and there will be no expenses for this program in the future.

In the fourth quarter of 2005, we determined that it was more likely than not that we would generate sufficient taxable income from operations to be able to realize tax benefits arising from use of our net operating loss carryforwards to reduce the income tax owed on this taxable income. The release of a portion of the valuation allowance in the fourth quarter of 2005 resulted in a tax benefit of approximately $7.6 million that was recognized in our results from operations.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash provided by operating activities	$6,921	$14,490	$23,205
Cash (used in) investing activities	(6,415)	(1,719)	(665)
Cash provided by financing activities	18	296	44,485

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

As of December 31, 2006, our cash, cash equivalents and short-term investments totaled $89.0 million, compared to $21.9 million, and $8.7 million at December 31, 2005, and 2004, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities was $23.2 million for the year ended December 31, 2006. Included in cash provided by operating activities was $1.5 million of stock-based compensation, $4.1 million of deferred tax assets utilized and $2.3 million increase in deferred revenue.

The net cash provided by operating activities was $6.9 million and $14.5 million in the years ended December 31, 2004 and 2005, respectively. The increase in cash provided by operating activities in 2004 and 2005 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.

Investing Activities

Cash used in investing activities in 2006 of $665,000 was primarily attributable to capital expenditures for the purchase of computer equipment.

Cash used in investing activities in 2005 of $1.7 million was primarily attributable to a $1.0 million contingent payment pursuant to a one-year transition agreement associated with the October 1, 2004 acquisition of BizBuySell and capital expenditures of $719,000 generally for the purchase of computer and office equipment.

Cash used in investing activities in 2004 of $6.4 million was primarily attributable to the purchase of short-term investments of $3.0 million, a payment of $3.0 million for the October 1, 2004 acquisition of BizBuySell and capital expenditures of $500,000 for the purchase of computer and office equipment.

Financing Activities

Cash provided by financing activities in 2006 of $44.5 million consisted of $42.3 million of net proceeds from the sale of common stock, $0.6 million of proceeds from the exercise of warrants and stock options, $1.1 million tax benefit from the exercise of stock options, and $0.5 million from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock.

Cash provided by financing activities in 2005 of $296,000 consisted of proceeds from the exercise of stock options and warrants. Cash provided by financing activities in 2004 of $18,000 consisted of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any special purpose entities, and other than operating leases for office space, described below, we do not engage in off-balance sheet financing arrangements.

Tabular Disclosure of Contractual Obligations and Known Future Cash Requirements

As of December 31, 2006, our principal commitments consist of obligations under two leases for office space in San Francisco, California and Monrovia, California. The offices are currently leased under operating lease agreements which expire at various dates in 2008 and 2011.

In January, 2003, we entered into a new lease for approximately 15,800 square feet of office space in San Francisco, California. This lease commenced in March, 2003 and has a five-year term with an expiration date of May, 2008 and a current base rent rate of approximately $388,000 per year. In August, 2005, we entered into an expansion of this lease, covering an additional 4,180 square feet of space, commencing September, 2005 and with an expiration date of May, 2008 and a current base rent of approximately $118,000 per year. During 2006, we entered into two additional expansions of this lease. The first amendment covers an additional 4,777 square feet of space, commenced in September, 2006 and has an expiration date of May, 2008 and a current base rent of approximately $152,900 per year. The second amendment covers an additional 6,489 square feet of space, commenced in February, 2007, and has an expiration date of May, 2008 and a current base rent of approximately $224,000 per year. The San Francisco office lease that expires in May 2008 includes a renewal option at fair market value rental rates, which would be higher than our current rental rates.

In January, 2005, we entered into a new lease for approximately 18,000 square feet of office space in Monrovia, California. This lease commenced in June, 2005, and has a six-year term with an expiration date of May, 2011 and a current base rent rate of approximately $445,000 per year.

Future minimum payments under these operating leases as of December 31, 2006, are as follows:

	Payments Due by Period
	2007	2008	2009	2010	2011	Total
	(Dollars in thousands)

Operating lease obligations	$1,143	$721	$467	$476	$198	$3,005

Advertising and Media Contracts

We purchase advertising from online vendors such as Google and Yahoo! and pay for the services on a monthly basis. We have no ongoing obligations to purchase a fixed or minimum amount with these vendors.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. Although we are currently not a party to any agreement or letter of intent with respect to investments in, or acquisitions of, complementary businesses, products, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high- quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements, the notes thereto, and the supplementary data required by this item are contained in separate sections of this annual report on Form 10-K. See “Financial Statements” commencing on page 49 and the supplemental data contained in “Quarterly Consolidated Statements of Income Data” under Item 6.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in periodic SEC reports is reported within the time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because we became a public company in June 2006, we do not currently meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act and, therefore, we are not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in this Annual Report on Form 10-K for our fiscal year ending December 31, 2006. Assuming that we satisfy the other requirements of Rule 12b-2, we will be required to include such an assessment in our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

Item 9B.	Other Information.

(a) Rule 10b5-1 Trading Plans. Our Insider Trading Compliance Program allows officers, directors, and certain designated employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this Annual Report on Form 10-K, Richard Boyle, our president and chief executive officer; Brent Stumme, our chief financial officer; Thomas Byrne, our chief marketing officer; Jason Greenman, our chief product officer; and Wayne Warthen, our chief technology officer, have each adopted 10b5-1 trading plans.

We undertake no obligation to update or revise our disclosure regarding plans currently in effect or plans which may be modified in the future, or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.

(b) 2007 Bonus Plan. At a meeting held on March 15, 2007, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee, approved a cash incentive plan for our executive officers for fiscal year 2007. Participants will have incentive opportunities ranging from 25% to 80% of base salary based on performance objectives established by the Board which will include financial metrics such as revenues, adjusted EBITDA (excluding stock compensation expense) and net income, as well as business objectives. A copy of the incentive plan is attached as an Exhibit 10.10 to this report.

(c) Option Grants to Named Executive Officers. At a meeting held on March 15, 2007, the Board ratified the decision of the Compensation Committee to grant stock options to purchase shares of the Company’s common stock to our executive officers as follows: Mr. Boyle, 85,000 shares; Mr. Stumme, 45,000 shares, Mr. Byrne, 55,000 shares, Mr. Greenman, 45,000 shares and Mr. Warthen, 35,000 shares. These stock options will be granted on the second trading day following the filing of this report, and the exercise price of such shares will be equal to the closing price of our common stock on the date of grant. These options will be granted under the Company’s 2006 Equity Incentive Plan and will be subject to the Company’s standard vesting over four years.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its 2007 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part  I, Item 1, above.

The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2006 (the “Proxy Statement”) and is incorporated herein by reference:

•	Information regarding directors of the Company who are standing for reelection and any persons nominated to become directors of the Company is set forth under “Nominees and Continuing Directors.”

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance — Board Committees — Audit Committee.”

•	Information on the Company’s code of business conduct and ethics for directors, officers and employees, also known as the “Code of Business Conduct and Ethics,” is set forth under “Corporate Governance — Code of Business Conduct and Ethics.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation.”

•	Information regarding the Company’s compensation of its directors is set forth under “Executive Compensation — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management.”

•	Information regarding the Company’s equity compensation plan is set forth in the section entitled “Proposal No. 3: Approval of the Material Terms of the 2006 Equity Incentive Plan for the Purposes of Section 162(m) of the Internal Revenue Code.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

Number of Securities
	Number of		Available for
	Securities to be		Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)
	(In thousands)		(In thousands)

Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	2,837,756	$1.54	—
2006 Equity Incentive Plan	900,012	$13.95	6,151,508

Total	3,737,768	$4.53	6,151,508

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information regarding certain relationships and related transactions, and director independence is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance — Board Independence” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal auditor fees and services is set forth under “Principal Accountant Fees and Services” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Ernst & Young

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2	Bylaws (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)

4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement and Form of Restricted Stock Unit Agreement under LoopNet, Inc. Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10*+	2007 Bonus Plan
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney (see signature page)
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer,
and Chairman of the Board of Directors

Date: March 19, 2007

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior
Vice President, Finance and Administration

Date: March 19, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Boyle, Jr. and Brent Stumme, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard J. Boyle, Jr. Richard J. Boyle, Jr.	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 19, 2007

/s/ Brent Stumme Brent Stumme	Chief Financial Officer and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 19, 2007

/s/ Jeffrey D. Brody Jeffrey D. Brody	Director	March 19, 2007

/s/ Noel J. Fenton Noel J. Fenton	Director	March 19, 2007

Signature	Title	Date

/s/ William A. Millichap William A. Millichap	Director	March 19, 2007

/s/ Thomas E. Unterman Thomas E. Unterman	Director	March 19, 2007

/s/ Dennis Chookaszian Dennis Chookaszian	Director	March 19, 2007

/s/ Scott Ingraham Scott Ingraham	Director	March 19, 2007

/s/ William Byrnes William Byrnes	Director	March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. as of December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, LoopNet, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/  Ernst & Young LLP

January 26, 2007
Los Angeles, California

LOOPNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$18,765	$85,790
Short-term investments	3,100	3,238
Accounts receivable, net of allowance of $27 and $57, respectively	529	1,138
Prepaid expenses and other current assets	325	1,518
Deferred income taxes	824	402

Total current assets	23,543	92,086
Property and equipment, net	843	1,020
Goodwill	2,417	2,417
Intangibles, net	1,418	1,312
Deferred income taxes	6,798	3,083
Deposits and other noncurrent assets	158	287

Total assets	$35,177	$100,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65	$169
Accrued compensation and benefits	1,284	2,200
Accrued liabilities	599	864
Deferred revenue	4,640	6,969
Income taxes payable	16	—

Total current liabilities	6,604	10,202
Commitments and contingencies
Redeemable convertible preferred stock, $.001 par value, 32,795,752 shares authorized: 22,541,528 and 0 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	39,962	—
Stockholders’ (deficit) equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 8,514,538 and 37,897,114 shares issued and outstanding at December 31, 2005 and December 31, 2006, respectively	9	38
Additional paid in capital	12,482	97,072
Deferred stock-based compensation	(827)	—
Stockholder notes receivable	(453)	—
Other comprehensive (loss)	(29)	(31)
Accumulated deficit	(22,571)	(7,076)

Total stockholders’ (deficit) equity	(11,389)	90,003

Total liabilities and stockholders’ (deficit) equity	$35,177	$100,205

See accompanying notes.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Revenues	$17,036	$30,977	$48,411
Cost of revenue	2,562	3,825	5,599

Gross margin	14,474	27,152	42,812

Operating Expenses:
Sales and marketing	3,193	6,252	9,506
Technology and product development	2,686	3,746	4,341
General and administrative	4,889	5,955	7,803

Total operating expenses	10,768	15,953	21,650

Income from operations	3,706	11,199	21,162
Interest income (expense), net	98	487	2,885
Other income, net	34	7	(2)

Income before tax	3,838	11,693	24,045
Income tax expense (benefit)	118	(7,243)	8,550

Net Income	$3,720	$18,936	$15,495

Net income per share
Basic	$0.06	$0.58	$0.42

Diluted	$0.04	$0.54	$0.40

Number of shares used in per share calculations:
Basic	3,767	7,259	36,767
Diluted	5,757	35,092	38,686

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated	Total
			Additional	Deferred	Stockholders’		Other	Stockholders’
	Common Stock		Paid-in	stock-based	Notes	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	compensation	Receivable	Deficit	(Loss)	(Deficit)
	(In thousands)

Balance at December 31, 2002	3,582	$4	$8,828	—	$(15)	$(46,931)	$—	$(38,114)
Exercise of stock options	54	—	5	—	—	—	—	5
Net income	—	—	—	—	—	1,704	—	1,704

Balance at December 31, 2003	3,636	4	8,833	—	(15)	(45,227)	—	(36,405)
Exercise of stock options	2,819	3	279	—	—	—	—	282
Issuance of Restricted Stock	742	—	74	—	—	—	—	74
Stockholders’ note receivable	—	—	—	—	(337)	—	—	(337)
Unrealized loss on Marketable Securities	—	—	—	—	—	—	(6)	(6)
Stock-based compensation on revalued stock options	—	—	1,673	—	—	—	—	1,673
Deferred stock-based compensation related to options and restricted stock granted to employees	—	—	515	(515)	—	—	—	—
Amortization of deferred stock-based compensation, net of forfeitures for terminated employees	—	—	—	3	—	—	—	3
Net income	—	—	—	—	—	3,720	—	3,720

Balance at December 31, 2004	7,197	7	11,374	(512)	(352)	(41,507)	(6)	(30,996)
Exercise of stock options	828	1	81	—	—	—	—	82
Issuance of Restricted Stock	490	1	48	—	—	—	—	49
Stockholders’ note receivable	—	—	—	—	(86)	—	—	(86)
Interest on stockholders’ note receivable	—	—	—	—	(15)	—	—	(15)
Unrealized loss on marketable securities	—	—	—	—	—	—	(23)	(23)
Stock-based compensation on revalued options	—	—	236	—	—	—	—	236
Deferred stock-based compensation related to options granted to employees	—	—	743	(743)	—	—	—	—
Amortization of deferred stock-based compensation net of forfeitures for terminated employees	—	—	—	428	—	—	—	428
Net income	—	—	—	—	—	18,936	—	18,936

Balance at December 31, 2005	8,515	$9	$12,482	$(827)	$(453)	$(22,571)	$(29)	$(11,389)
Exercise of stock options	549	1	135	—	—	—	—	136
Exercise of warrants	1,362	1	2	—	—	—	—	3
Interest on stockholders’ note receivable	—	—	—	—	(3)	—	—	(3)
Collection of stockholders’ note receivable	—	—	—	—	456	—	—	456
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Conversion of reedemable convertible preferrred stock	24,000	24	40,387	—	—	—	—	40,411
SFAS 123R adoption	—	—	(827)	827	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	—	—	1,453
Tax benefit from exercise of stock options	—	—	1,131	—	—	—	—	1,131
Net proceeds from issuance of common stock, net of transaction costs	3,471	3	42,309	—	—	—	—	42,312
Net income	—	—	—	—	—	15,495	—	15,495

Balance at December 31, 2006	37,897	$38	$97,072	$—	$—	$(7,076)	$(31)	$90,003

See accompanying notes.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$3,720	$18,936	$15,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	278	505	611
Stock-based compensation	1,676	664	1,453
Net loss on disposal of assets	2	—	3
Deferred income tax (benefit)	—	(7,622)	4,137
Changes in operating assets and liabilities:
Accounts receivable	(132)	(157)	(608)
Prepaid expenses and other assets	(152)	(184)	(1,484)
Income taxes payable	(100)	(72)	(16)
Accounts payable	45	6	103
Accrued expenses and other current liabilities	213	4	265
Accrued compensation and benefits	305	301	917
Deferred revenue	1,066	2,109	2,329

Net cash provided by operating activities	6,921	14,490	23,205
Cash flows from investing activities:
Purchase of property and equipment	(500)	(719)	(665)
Purchase of short-term investments	(3,000)	—	—
Net proceeds from the sale of business	35	—	—
Acquisitions, net of cash	(2,950)	(1,000)	—

Net cash used in investing activities	(6,415)	(1,719)	(665)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	—	—	42,309
Net proceeds from exercise of stock options	18	46	139
Net proceeds from exercise of warrants	—	250	450
Net proceeds from payment of notes receivable on options exercised and restricted stock purchased	—	—	456
Tax benefit from exercise of stock options	—	—	1,131

Net cash provided by financing activities	18	296	44,485

Net increase in cash and cash equivalents	524	13,067	67,025
Cash and cash equivalents at beginning of period	5,174	5,698	18,765

Cash and cash equivalents at end of period	$5,698	$18,765	$85,790

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$299	$449	$4,115
Cash paid during the period for interest	$—	$—	$—

See accompanying notes.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  The Company and Summary of Significant Accounting Policies

Organization and Basis of Presentation

LoopNet, Inc. (the Company or LoopNet) was incorporated under the laws of the state of California on June 2, 1997. The Company changed its name from Loop Ventures, Inc. to LoopNet, Inc. on November 3, 1998. Prior to Loop Ventures, Inc., the Company operated as a limited liability corporation known as Loop Ventures, LLC. On August 26, 1997, the owners of Loop Ventures, LLC exchanged all units held for a proportionate number of the shares of Loop Ventures, Inc. The transaction was recorded at historical basis.

On July 13, 2001, the Company merged with PropertyFirst.com, Inc. (PropertyFirst), with LoopNet, Inc. being the surviving company. The merger was accounted for under the purchase method of accounting. In order to preserve the existing rights and preferences of the different classes and series of PropertyFirst and LoopNet capital stock, each company reorganized by forming its own holding company. The two holding companies are limited liability companies, or LLCs, and continue in separate existence after the business combination of LoopNet and PropertyFirst. The LLCs are the direct owners of LoopNet, Inc. and the LLC members are the beneficial owners.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

On April 21, 2006, the Company’s board of directors approved a split of the Company’s common stock in the range of three-to-two to two-to-one. On April 27, 2006, the Company’s board of directors fixed the split ratio at two-to-one. The Company’s shareholders subsequently approved the split. All share and per share amounts have been restated to reflect the impact of the two-for-one stock split.

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

The Company has granted stock options at exercise prices equal to the value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting for employee stock-based compensation, management has applied hindsight within the two-year period ended December 31, 2005 to arrive at reassessed values for the shares underlying the options that are higher than the values determined by the board. These reassessed values were determined based on a number of factors, including input from advisors, the Company’s historical and forecasted operating results and cash flows, and comparisons to publicly held companies. The reassessed values were used to determine the amount of stock-based compensation recognized related to stock and stock option grants to employees.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are deposited with high credit quality financial institutions. The Company’s revenue and accounts receivable are primarily derived from credit card transactions with subscribers and are typically settled within two to three business days.

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2004, 2005 and 2006.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Management reviews the accounts receivable to identify specific subscribers where collectibility may not be probable. The amount of the allowance is determined by management estimates based on historic trends and specific account analysis.

Property and Equipment

Property and equipment are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally three years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

Website Development Costs

In March 2000, the Emerging Issues Task Force (EITF) issued EITF 00-2, Accounting for Web Site Development Costs, which addresses whether certain development costs should be capitalized or expensed. Because the Company’s current website development costs incurred relate to routine maintenance and operating costs, the Company expenses such costs as incurred.

Long-Lived Assets Including Goodwill and other Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. The Company has not recorded any impairment of assets in any of the periods presented.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the transitional impairment test during the fourth quarter of 2004, 2005 and 2006 and concluded that goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Intangible assets are comprised of customer relationships, acquired technology and a domain name acquired in connection with the acquisition of BizBuySell. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life

Broker Relationships	8.3 years
Advertising Relationships	1.5 years
Technology	3 years
Domain name	Indefinite

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets.

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements as well as from net operating loss and tax credit carry forwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

Business Segment

The Company considers itself to be in a single business segment which is defined as providing an online marketplace serving the commercial real estate industry and operating businesses for sale industry. Substantially all of the Company’s business comes from customers and operations located within the United States, and the Company does not have any assets located in foreign countries.

Revenue Recognition

The Company derives substantially all its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings. The Company recognizes revenue under the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

Revenue from other sources includes advertising revenues which are recognized ratably over the period in which the advertisement is displayed provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of the Company’s advertising commitments has generally averaged two to three months.

Cost of Revenues

Cost of revenues consists of the expenses associated with the operation of the Company’s website, including depreciation of network infrastructure equipment, salaries and benefits of network operations personnel, internet connectivity and hosting costs. Cost of revenues also includes salaries and benefit expenses associated with our data quality, data import and customer support personnel and credit card and other transaction fees relating to processing customer transactions.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

Advertising costs included in sales and marketing expenses were $230,000, $752,000 and $1,606,000 for the years ended December 31, 2004, 2005 and 2006 respectively.

Technology and Product Development

Technology and product development costs include expenses for the research and development of new products and services, as well as significant improvements to existing products and services. Also included are costs associated with the maintenance of the Company’s existing products.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, facility costs and related expenses. Professional fees primarily consist of outside legal and audit fees.

Comprehensive Income

Comprehensive Income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2004, 2005 and 2006 were insignificant.

Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to FAS 123R the Company disclosed the pro forma effects of FAS 123 under the minimum value method. The company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2006. The adoption of SFAS 123R in 2006 resulted in the recognition of additional stock-based compensation of $1,120,000 and a reduction in net income of $722,000 (net of tax benefits of $398,000) or $0.02 per diluted share.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

Earnings per Share

For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128, which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Weighted-average common shares outstanding used to compute basic net income per share (two-class method)	3,767	7,259	8,028

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to December 31, 2006			36,767

Weighted average common shares outstanding			23,913
Add dilutive common equivalents:
Stock options	1,988	2,094	2,562
Warrants	—	—	259
Unvested restricted stock(1)	2	933	568
Redeemable convertible preferred stock	—	21,827	10,341
Redeemable convertible preferred warrants	—	2,979	1,043

Shares used to compute diluted net income per share	5,757	35,092	38,686

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2004	2005	2006

Stock Options	—	24	971
Warrants	3,666	—	—
Redeemable convertible preferred stock	21,729	—	—

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2004	2005	2006

Calculation of basic net income per share:
Net income(1)	$3,720	$18,936	$6,665
Assumed preferred stock dividends	$2,159	$2,159	$978
Net income, net of assumed stock dividends	$1,561	$16,777	$5,687
Percent of net income allocable to common shareholders(2)	15%	25%	26%
Net income allocable to common shareholders	234	4,194	1,479
Weighted average common shares outstanding	3,767	7,259	8,028
Basic net income per share — two-class method	$0.06	$0.58	$0.18
Net income for period during which single class of equity securities was outstanding(1)			$8,830
Weighted average common shares outstanding			36,767
Basic earnings per share for period during which single class of equity securities were outstanding			$0.24
Basic earnings per share	$0.06	$0.58	$0.42

Calculation of diluted net income per share:
Net Income	$234	$18,936	$15,495
Weighted average diluted shares outstanding	5,757	35,092	38,686
Diluted net income per share	$0.04	$0.54	$0.40

(1)	Net income for the year ended December 31, 2006 was allocated between the periods which two classes of equity securities were outstanding and during which a single class of equity securities was outstanding based on the respective number of days.

The reedemable convertible preferred stock was converted to common stock on the effective date of the Company’s initial public offering.

(2)	Calculation of percent of net income allocable to common shareholders:

	Year Ended December 31,
	2004	2005	2006

Weighted average common shares outstanding	3,767	7,259	8,028
Weighted average redeemable convertible preferred shares outstanding	21,729	21,827	22,896
Weighted average common shares and preferred shares outstanding	25,496	29,086	30,924
Percent of net income allocable to common shareholders	15%	25%	26%

(2)  Acquisition of BizBuySell, Inc.

On October 1, 2004, the Company acquired BizBuySell, Inc. an online exchange for businesses for sale in North America, for $3,975,654 net of acquired cash, with $1.0 million of the purchase price contingent upon completion of a one-year transition agreement.

As a result of the acquisition the Company recorded intangible assets related to developed technology and customer relationships in the aggregate of $708,500 that are being amortized on a straight-line basis over their estimated lives of 1.5 to 8.3 years. Also included in other intangible assets is a trade name of $850,000 which has an

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinite life and is tested on an annual basis for impairment. The remaining excess purchase price over identified tangible and intangible assets of $2,417,154 has been recorded as goodwill. Amortization expense was $16,667 in 2004, $123,392 in 2005 and $105,867 in 2006.

The acquisition was accounted for as a business combination consistent with SFAS No. 141 and the results of operations have been included in the Company’s consolidated financial statements since the acquisition date. The contingent cash consideration was subject to a transition agreement whereby $1.0 million was payable in two installments provided that certain performance measures are met. Through December 31, 2005, all such measures have been met and the Company has made the required payments.

The Company performed a valuation of the net assets acquired in the BizBuySell acquisition and allocated the original purchase price as follows (in thousands):

Customer relationships	$610
Technology	98
Domain name	850
Goodwill	2,417

$3,975

The customer relationships were valued using the income approach.

As part of the acquisition, the Company acquired certain internally developed technology related to the website. This asset was valued using the cost approach. An estimated useful life of three years was determined based on an assessment of the eventual need to update the technology as web technology continues to progress.

The domain name was valued using the market approach. Based on the continually renewable nature of the domain name and the Company’s plans to continue use of the BizBuySell.com domain name indefinitely, this asset was determined to have an indefinite useful life.

Business acquisitions are usually driven by the purchaser’s intended use of some, or all, of the target’s tangible and intangible assets, including goodwill. The remaining value of a business, which has not been separately identified as a specific asset, can be allocated to goodwill based on the provisions of SFAS 141. Goodwill is recorded as the difference between the purchase price and net asset value.

The results of operations of BizBuySell have been included in the Company’s consolidated statements of income since the completion of the acquisition on October 1, 2004. The following unaudited pro forma information presents a summary of the results of the operations of the Company assuming the acquisition of BizBuySell occurred on January 1, 2004 (in thousands, except per share data):

Year Ended
December 31, 2004
(Unaudited)

Revenue	$18,189
Net income	$4,249
Net income per share — basic	$0.09

Net income per share — diluted	$0.07

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2005	2006

Computer equipment and purchased software	$4,619	$5,071
Office equipment and furniture (includes leasehold improvements)	419	561

	5,038	5,632
Less accumulated depreciation and amortization	(4,195)	(4,612)

	$843	$1,020

(4)  Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	As of December 31,
	2005	2006

Cost:
Customer relationships	$610	$610
Technology	98	98
Domain name	850	850

Total cost	1,558	1,558
Accumulated amortization:
Customer relationships	(99)	(172)
Technology	(41)	(74)
Domain name	—	—
Total accumulated amortization	(140)	(246)

Total	$1,418	$1,312

(5)  Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$125	$287	$3,631
State	(7)	92	932

Total	$118	$379	$4,563
Deferred:
Federal	$—	$(6,207)	$3,259
State	—	(1,415)	728

Total	$—	$(7,622)	$3,987

Income tax expense (benefit)	$118	$(7,243)	$8,550

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006

Statutory federal tax rate	34.0%	34.0%	34.0%
State tax rate, net of federal benefit	0.0%	(7.5)%	4.6%
Change in valuation allowance	(34.0)%	(88.4)%	(4.9)%
Other adjustments	0.0%	0.0%	1.9%
Effective tax rate	0.0%	(61.9)%	35.6%

The tax effects of temporary differences that give rise to significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2005	2006

Deferred tax assets:
Net operating loss carryforwards	$14,830	$10,945
Property and equipment	52	8
Tax credits	2,900	1,210
Deferred income	1,847	726
Valuation allowance	(12,007)	(9,404)

Total deferred tax assets	$7,622	$3,485

As of December 31, 2006, the Company continued to maintain a valuation allowance of approximately $9.4 million for certain federal and state net operating loss carryforwards due to the uncertainty of realization. In the fourth quarter of 2005, the Company determined that it is more likely than not that it would generate sufficient taxable income from operations to realize tax benefits arising from the use of our net operating loss carryforwards to reduce the income tax owed on taxable income. Prior to the fourth quarter of 2005, the Company recorded a valuation allowance on the deferred tax assets associated with these future tax benefits due to the fact that because it was not certain sufficient taxable income would be generated in the future. During 2006 the Company expects to utilize $12.2 million of net operating loss carryforwards against 2006 taxable income. During 2005 the Company utilized $11.5 million of net operating loss carryforwards against 2005 taxable income. In addition, the Company utilized $13.6 million of net operating loss carryforwards based on projected future income and net operating loss carryforward limitations as discussed below. The release of a portion of the valuation allowance in the fourth quarter of 2005 resulted in a tax benefit of approximately $7.6 million that was recognized in our results from operations.

At December 31, 2006 the Company had approximately $29 million of federal and $12 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2017 for federal and 2009 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company believes that it will be limited to using approximately $2 million in 2007 and each year thereafter until 2021.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Redeemable Convertible Preferred Stock

As of December 31, 2005, the following shares of preferred stock were outstanding:

Shares as of
December 31, 2005

Series A convertible preferred stock	14,000,000
Series B nonvoting convertible preferred stock	397,876
Series C convertible preferred stock	8,143,650
Series E nonvoting convertible preferred stock	2
Series F nonvoting convertible preferred stock	—

22,541,528

Upon the closing of the Company’s initial public offering, all shares of outstanding redeemable convertible preferred stock converted into common stock. Therefore, at December 31, 2006, there were no shares of outstanding redeemable convertible preferred stock.

The holders of convertible preferred stock had various rights and preferences as follows:

Voting

Each share of Series A and Series C convertible preferred stock issued and outstanding were entitled to one vote for each share of common stock into which such convertible preferred shares may be converted. Series B convertible preferred stock did not have voting rights.

The Company’s Articles of Incorporation, as amended, also provided for certain protective provisions for Series A and Series C convertible preferred stock voting rights as long as 50% or more of the shares of Series A and Series C convertible preferred stock remained outstanding. Such provisions restricted the Company from actions that affected the rights and privileges of the preferred stock; effecting a reorganization, consolidation, or merger; or acquiring another business in excess of $1.0 million.

Dividends

The holders of shares of Series C convertible preferred stock were entitled to receive, before any dividends were paid or declared and set aside for the common stock or any other series of convertible preferred stock, noncumulative dividends at the rate of $0.0492 per share per annum, payable when, and if declared by, the Board of Directors. The holders of Series A convertible preferred stock and Series B nonvoting convertible preferred stock were entitled to receive, before any cash dividends were paid or declared and set aside for the common stock or the other convertible preferred stock, noncumulative dividends at the rate of $0.12 per share per annum, payable when, and if declared by, the Board of Directors.

No dividends on any class of stock have been declared by the Board of Directors since inception.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, including any reorganization, merger or consolidation that results in the transfer of more than 50% of the voting power of the Company, or sale of all or substantially all of the assets of the Company, the holders of Series A, Series B and Series C convertible preferred stock were entitled to receive a liquidation preference equal to $2.50 per share for Series A and Series B shares and $1.23 per share for Series C shares plus any declared but unpaid dividends, prior to, and in preference to, any distribution to the holders of the common stock. The Series C convertible preferred stock ranked senior to the Series A and Series B convertible preferred stock in priority in liquidation.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A, Series B and Series C convertible preferred stock were also participating; therefore, after the full liquidation preference on all outstanding shares of convertible preferred stock were paid, any remaining funds and assets of the Company would have been distributed pro rata among the holders of the Series A, Series B and Series C convertible preferred stock and common stock based on the number of then convertible shares, until holders of Series A and Series B convertible preferred stock received an amount equal to $6.25 per share and Series C convertible preferred stock received an amount equal to $3.08 per share. Any further remaining funds and assets of the Company would have been distributed pro rata among the holders of common stock.

Any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, constituted a liquidation, triggering the payment of liquidation preference amounts under the terms of the preferred stock designations. In addition, the sale of all or substantially all of the Company’s assets or the acquisition of the Company by means of a merger, consolidation, share exchange or reorganization were all events which were deemed to be a liquidation, triggering the payment of liquidation preferences under the terms of the preferred stock designations. These liquidation characteristics required classification of the redeemable convertible preferred stock outside of the stockholders’ equity section as certain of these factors were outside the control of the Company. The redeemable convertible preferred stock was not redeemable under any other circumstances.

The redeemable convertible preferred stock was carried at its original fair value at the date of issuance. The redeemable preferred stock was redeemable only in the event of a merger or acquisition. At December 31, 2005 no events or circumstance occurred or were anticipated to occur that would have resulted in the preferred stock becoming redeemable. Therefore, the Company had not adjusted the preferred stock carrying value to its redemption value.

Conversion

Each share of Series A and Series C convertible preferred stock was convertible into common stock, at the option of the holder, according to a conversion ratio, subject to adjustment for dilution. The conversion ratio at December 31, 2005, was 100% of the issuance price per share for each series of preferred stock.

Each share of preferred stock automatically converts into common stock upon (i) the consent of at least two-thirds of the then-outstanding shares of convertible preferred stock, including the holders of at least two-thirds of the then-outstanding shares of Series C preferred stock, or (ii) the closing of a public offering of common stock at a per price share of at least $1.85 per share with gross proceeds of at least $20,000,000.

All outstanding warrants to acquire preferred stock automatically became exerciseable for common stock upon the closing of the Company’s initial public offering in June 2006.

(7)  Stock Purchase Warrants

In December 2001, in connection with the Series C financing, the Company issued fully exercisable warrants to purchase 3,665,312 Series C redeemable convertible preferred stock. As of December 31, 2006, all warrants had been exercised.

(8)  Stock Option Plan

The Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which became effective on completion of our initial public offering in June 2006. The 2006 Plan provides for the grant of stock options, stock appreciation rights, stock units and other similar stock awards. Options granted under the 2006 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, or non-qualified stock options. Through December 31, 2006 the Board of Directors had reserved 7,000,000 shares of common stock to be issued in conjunction with the 2006 Plan. This plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting 2007, equal to the least of (i) 1,800,000 shares, (ii) 4% of the

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding as of the end of the prior fiscal year, or (iii) a lesser number determined by the Board of Directors or Compensation Committee.

Prior to June 6, 2006, the Company issued options under the 2001 Stock Option Plan (the 2001 Plan). The 2001 Plan was terminated on June 6, 2006 with respect to new grants, and no further options will be granted under the 2001 Plan. Unallocated shares created by cancellations will be transferred automatically to the new plan.

Incentive and nonqualified stock options typically vest over a four-year period, 25% for the first year and monthly thereafter over the remaining three years. Stock options may be exercised during continued employment, or within 60 days of terminating employment and they expire seven years from the date of grant for the 2006 Plan and ten years from the date of grant for the 2001 Plan.

A summary of the Company’s stock option activity is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance at December 31, 2002	4,834,012	$0.10	2,549,600	$0.10
Granted	938,218	$0.10
Exercised	(54,142)	$0.10
Cancelled	(201,524)	$0.10

Balance at December 31, 2003	5,516,564	$0.10	3,765,292	$0.10
Granted	1,096,448	$0.10
Exercised	(2,818,714)	$0.10
Cancelled	(909,834)	$0.10

Balance at December 31, 2004	2,884,464	$0.10	1,675,286	$0.10
Granted	921,684	$1.31
Exercised	(827,702)	$0.10
Cancelled	(294,668)	$0.17

Balance at December 31, 2005	2,683,778	$0.51	1,214,352	$0.11
Granted	1,803,976	$9.40
Exercised	(548,841)	$0.25
Cancelled	(201,145)	$6.14

Balance at December 31, 2006	3,737,768	$4.53	1,349,454	$0.76

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding stock options outstanding and exercisable as of December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Number	Exercise	Contractual
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)

$ 0.10	1,475,882	6.31	$0.10	1,059,876	$0.10
$ 0.23 - $ 4.08	1,361,874	8.85	3.11	269,739	2.45
$10.65 - $12.00	311,000	6.44	11.92	4,811	12.00
$12.10 - $12.98	113,012	6.70	12.36	4,528	12.34
$13.00 - $14.86	158,000	6.63	14.03	10,500	14.21
$15.25 - $15.58	180,000	6.46	15.26	—	—
$15.83 - $17.51	28,200	6.66	16.49	—	—
$18.24 - $19.09	109,800	6.50	18.43	—	—

	3,737,768	7.29	$4.53	1,349,454	$0.76	6.42

In connection with stock options and restricted stock granted to employees, the Company recorded deferred stock-based compensation costs of $514,503 and $742,815 in the years ended December 31, 2004 and 2005, respectively.

During 2004 and 2005, the Company received promissory notes from certain executives of the Company at interest rates deemed below market rate terms. As a result, the related stock options and restricted stock were revalued as of the exercise date resulting in stock compensation charges of $1,673,436 and $236,310 in 2004 and 2005, respectively.

The Company amortizes deferred compensation expense for stock options and restricted stock issued to employees on a straight-line basis over the vesting period of the options, generally four years. Amortization of deferred stock-based compensation, net of forfeitures for terminated employees, totaled $2,692 and $427,686 for years ended December 31, 2004 and 2005, respectively.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

	Year Ended December 31,
	2004	2005

Net income, as reported	$3,720	$18,936
Add: Stock-based employee compensation expense included in net income available to stockholders, net of related tax effects	1,676	664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,730)	(650)
Pro forma net income	$3,666	$18,950

Earnings per share
Basic — as reported	$0.06	$0.58

Diluted — as reported	$0.04	$0.54

Basic — pro forma	$0.06	$0.58

Diluted — pro forma	$0.04	$0.54

In connection with the adoption of SFAS 123R (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected option term for the year ended December 31, 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the year ended December 31, 2006 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. Volatility for 2004 and 2005 was based on the minimum value method.

The fair value of each option or restricted stock grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk-free interest rate	3.43%	4.05%	4.76%
Expected volatility	0%	0%	53%
Expected life	4 years	4 years	5.3 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2004, 2005 and 2006 was $0.98, $1.22, and $4.73 respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2004, 2005 and 2006 totaled $1.7 million, $1.0 million and $4.8 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2006 were $39.1 million and $19.2 million, respectively.

For the year ended December 31, 2006, the Company’s stock-based compensation expense related to stock option grants and restricted stock was $1.5 million. As of December 31, 2006, there was $6.4 million of unrecognized compensation related to unvested stock options and restricted stock. That cost is expected to be recognized over a weighted-average period of 1.44 years.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from options exercised for 2004, 2005 and 2006 was $18,000, $46,000 and $139,000, respectively. Tax benefits realized from tax deductions associated with options exercises for 2004, 2005 and 2006 totaled $0, $0, and $1.1 million, respectively.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006

Cost of revenues	$1	$18	$151
Sales and marketing	251	146	686
Technology and product development	236	350	195
General and administrative	1,188	150	421

Total	$1,676	$664	$1,453

Notes Receivable from Stockholders

Receivables from stockholders totaling $423,857 at December 31, 2005, represented interest-bearing notes from certain stockholders issued to finance the purchase of 2,119,284 shares of the Company’s common stock pursuant to the 2001 Stock Plan. The notes bear interest at 3.56% to 3.83% per year with interest due upon payment of the notes. The notes were paid off in March 2006.

(9)  Commitments and Contingencies

Leases

The Company leases office space in San Francisco, California and Monrovia, California. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2011. Future minimum payments under these noncancelable operating leases as of December 31, 2006, are as follows (in thousands):

2007	$1,143
2008	721
2009	467
2010	476
2011	198

$3,005

Rent expense under operating leases for the years ended December 31, 2004, 2005 and 2006 totaled approximately $707,000, $838,000 and $1,100,000, respectively.

Litigation

Currently, there is no litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

(10)  401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. Beginning January 1, 2005 the Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The company contributed $0, $232,562, and $299,797 for the years ended December 31, 2004, 2005 and 2006, respectively.

EXHIBIT INDEX

3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2		Bylaws (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement and Form of Restricted Stock Unit Agreement under LoopNet, Inc. Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10*+	2007 Bonus Plan
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney (see signature page)
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.