Form 10-Q
period 2007-03-31
LoopNet, Inc.
filed 2007-05-04
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of April 30, 2007, there were 38,397,872 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,790	$76,817
Short-term investments	3,238	21,329
Accounts receivable, net of allowance of $57 and $40, respectively	1,138	1,183
Prepaid expenses and other current assets	1,518	765
Deferred income taxes	402	402

Total current assets	92,086	100,496

Property and equipment, net	1,020	1,334
Goodwill	2,417	2,417
Intangibles, net	1,312	1,286
Deferred income taxes	3,083	2,928
Deposits and other noncurrent assets	287	282

Total assets	$100,205	$108,743

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169	$284
Accrued compensation and benefits	2,200	1,350
Accrued liabilities	864	986
Deferred revenue	6,969	8,317
Income taxes payable	—	737

Total current liabilities	10,202	11,674

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 37,897,114 and 38,271,748 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	38	38
Additional paid in capital	97,072	99,587
Other comprehensive income (loss)	(31)	(29)
Accumulated deficit	(7,076)	(2,527)

Total stockholders’ equity	90,003	97,069

Total liabilities and stockholders’ equity	$100,205	$108,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2006	2007
Revenues	$10,226	$15,515
Cost of revenue (1)	1,228	1,780

Gross margin	8,998	13,735

Operating Expenses (1):
Sales and marketing	1,949	3,259
Technology and product development	960	1,350
General and administrative	1,478	2,569

Total operating expenses	4,387	7,178

Income from operations	4,611	6,557

Interest income, net	255	1,181
Other income (expense), net	(2)	12

Income before tax	4,864	7,750

Income tax expense	1,899	3,201

Net income	$2,965	$4,549

Net income per share
Basic	$0.08	$0.12

Diluted	$0.06	$0.11

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$8	$67
Sales and marketing	51	238
Technology and product development	23	91
General and administrative	32	159

Total	$114	$555

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$2,965	$4,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	149	178
Stock-based compensation	114	555
Net loss on disposal of assets	3	—
Deferred income tax	1,796	155
Changes in operating assets and liabilities:
Accounts receivable	(65)	(46)
Prepaid expenses and other assets	26	712
Income taxes payable	52	737
Accounts payable	47	116
Accrued expenses and other current liabilities	531	122
Accrued compensation and benefits	(277)	(850)
Deferred revenue	949	1,348

Net cash provided by operating activities	6,290	7,576

Cash flows from investing activities:
Purchase of property and equipment	(207)	(461)
Purchase of short-term investments	—	(18,048)

Net cash used in investing activities	(207)	(18,509)

Cash flows from financing activities:
Net proceeds from exercise of stock options	23	270
Net proceeds from exercise of preferred warrants	1	—
Net proceeds from payment of note receivable on options exercised and restricted stock purchased	456	—
Deferred initial public offering costs	(987)	—
Tax benefits from exercise of stock options	—	1,690

Net cash provided by (used in) financing activities	(507)	1,960

Net increase (decrease) in cash and cash equivalents	5,576	(8,973)

Cash and cash equivalents at beginning of period	18,765	85,790

Cash and cash equivalents at end of period	$24,341	$76,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2007, the statements of income for the three months ended March 31, 2006 and 2007 and the statements of cash flows for the three months ended March 31, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
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
Recent Accounting Pronouncements
     The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Weighted average common shares outstanding (1)	7,939	37,772
Add dilutive common equivalents:
Stock options	2,025	2,343
Unvested restricted stock (2)	713	373

Shares used to compute diluted net income per share	10,677	40,488

(1)	For the three months ended March 31, 2006, the Company had two classes of equity securities and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Stock options	—	140
Warrants	2,636	—
Redeemable convertible preferred stock	22,543	—

     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended
	March 31,
	2006	2007
Calculation of basic net income per share (1):

Net income	$2,965
Assumed preferred stock dividends	540

Net income, net of assumed stock dividends	$2,425

Percent of net income allocable to common shareholders (2)	26%
Net income allocable to common shareholders	631
Weighted average common shares outstanding	7,939

Basic net income per share — two-class method	$0.08

Net income for period during which single class of equity securities was outstanding		$4,549
Weighted average common shares outstanding		37,772

Basic earnings per share for period during which single class of equity securities were outstanding		$0.12

Basic earnings per share	$0.08	$0.12

Calculation of diluted net income per share:

Net income	$631	$4,549
Weighted average diluted shares outstanding	10,677	40,488

Diluted net income per share	$0.06	$0.11

(1)	For the three months ended March 31, 2006, the Company had two classes of equity securities and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Calculation of percent of net income allocable to common shareholders:

	Three Months Ended
	March 31,
	2006	2007
Weighted average common shares outstanding	7,939	—
Weighted average redeemable convertible preferred shares outstanding	22,543	—
Weighted average common shares and preferred shares outstanding	30,482	—
Percent of net income allocable to common shareholders	26%	—

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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three month period ended March 31, 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three month period ended March 31, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2006	2007
Risk-free interest rate	4.55%	4.65%
Expected volatility	53%	47%
Expected life	6.1 years	4.6 years
Dividend yield	0%	0%
The weighted-average fair value of options granted during the three month period ended March 31, 2006 and 2007 was $4.51 and $7.19, respectively, using the Black-Scholes option-pricing model.
Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2007
Cost of revenue	$8	$67
Sales and marketing	51	238
Technology and product development	23	91
General and administrative	32	159

Total	$114	$555

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
	(in thousands)
Outstanding at December 31, 2006	3,737,768	$4.53		1,349,454	$0.76
Granted	633,000	$16.07
Exercised	(374,628)	$0.72
Cancelled	(70,979)	$12.85
Outstanding at March 31, 2007	3,925,161	$6.61	7.09	1,187,428	$1.32	6.36

Note 4 — Income Taxes
     The Company recorded a provision for income taxes of $3.2 million for the three month period ended March 31, 2007, based upon a 41.3% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.

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
Overview
     We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 unique visitors per month during 2006, and approximately 880,000 per month during the first quarter of 2007, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our total membership has grown from over 1.1 million members as of December 31, 2005, to over 1.7 million members as of December 31, 2006, and to over 2.0 million members as of March 31, 2007. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, and to over 84,000 premium members as of March 31, 2007. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2007 in our average monthly conversion rate to approximately 4.2% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005 to $47.26 in the fourth quarter of 2006 and to $49.75 in the first quarter of 2007. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005, 2006, and in the three month period ended March 31, 2007. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005 to approximately 460,000 as of December 31, 2006, and approximately 479,000 as of March 31, 2007. The number of property profiles that were viewed by our registered members increased from 28 million in the first quarter of 2006 to 38 million in the first quarter of 2007.
Our Revenues and Expenses
   Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopNet RecentSales membership fees;

•	advertising on, and lead generation from, our marketplaces; and

•	LoopLink product license fees.

          Our revenues have grown significantly in the past two years from $31.0 million in 2005, to $48.4 million in 2006. We had revenues of $15.5 million in the three month period ended March 31, 2007. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
•	the increased adoption of our premium membership services by the commercial real estate industry;

•	increases in the average monthly subscription price of our premium membership product;

•	the increased adoption of our RecentSales services by the commercial real estate industry; and

•	our acquisition of BizBuySell in October, 2004, and the increased adoption of our services by the operating business for sale industry.
     Our ability to continue to grow our revenues will largely depend on our ability to expand the number of users of www.LoopNet.com and www.BizBuySell.com and to convince those users to upgrade to our paid services, especially premium membership.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $49.75 per month during the first quarter of 2007. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $39.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

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
Results of Operations
   The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2006	2007
	(unaudited)
Revenues	100.0%	100.0%
Cost of revenue	12.0	11.5

Gross margin	88.0	88.5

Operating Expenses:
Sales and marketing	19.0	21.0
Technology and product development	9.4	8.7
General and administrative	14.5	16.6

Total operating expenses	42.9	46.3

Income from operations	45.1	42.3

Interest income, net	2.5	7.6
Other income (expense), net	—	0.1

Income before tax	47.6	50.0

Income tax expense	18.6	20.6

Net income	29.0%	29.3%

Comparison of Three Months Ended March 31, 2006 and 2007
  Revenues

	Three Months Ended March 31,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Revenues	$10,226	$15,515	$5,289	51.7%
Premium members at March 31	64,806	84,483	19,677	30.4%
     The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 10.5% in the average monthly price of a premium membership.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base.
  Cost of Revenues

	Three Months Ended March 31,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Cost of revenues	$1,228	$1,780	$552	45.0%
Percentage of revenues	12.0%	11.5%
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
  Sales and Marketing

	Three Months Ended March 31,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Sales and marketing	$1,949	$3,259	$1,310	67.2%
Percentage of revenues	19.0%	21.0%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $238,000 in the first quarter of 2007 compared to $51,000 in the first quarter of 2006.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.

Technology and Product Development

	Three Months Ended March 31,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Technology and product development	$960	$1,350	$390	40.6%
Percentage of revenues	9.4%	8.7%
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
General and Administrative

	Three Months Ended March 31,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
General and administrative	$1,478	$2,569	$1,091	73.8%
Percentage of revenues	14.5%	16.6%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher professional fees and directors’ and officers’ liability insurance premiums associated with being a public company. Also contributing to the increase was higher stock-based compensation, which increased to $159,000 in the first quarter of 2007 compared to $32,000 in the first quarter of 2006.
     We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percent of revenue.
  Interest Income
     Interest income increased by $926,000 to $1,181,000 in the three months ended March 31, 2007, from $255,000 in the three months ended March 31, 2006. This increase was primarily due to higher interest rates and a higher average cash balance due in part to proceeds received from our initial public offering. As of March 31, 2007, we held $98.1 million in cash, cash equivalents and short-term investments, compared to $27.5 million in cash, cash equivalents and short-term investments as of March 31, 2006.
  Income Taxes
     We recorded a provision for income taxes of $3.2 million for the three month period ended March 31, 2007, based upon a 41.3% effective tax rate for the full year of 2007. The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well.

Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2006	2007
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$6,290	$7,576
Cash (used in) investing activities	(207)	(18,509)
Cash provided by financing activities	(507)	1,960
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
     As of March 31, 2007, our cash, cash equivalents and short-term investments totaled $98.1 million, compared to $27.5 million in cash, cash equivalents and short-term investments as of March 31, 2006.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
  Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $6.3 and $7.6 million in the three months ended March 30, 2006 and 2007, respectively. The increase in cash provided by operating activities in the three month period ended March 31, 2007 and in the three month period ended March 31, 2006 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product and higher average monthly prices for our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.
  Investing Activities
     Cash used in investing activities in the three months ended March 31, 2007 of $18.5 million was primarily attributable to the purchase of short-term investments of $18.0 million coupled with capital expenditures amounting to $461,000 for the purchase of computer equipment, office equipment and furniture and leasehold improvements.
     Cash used in investing activities in the three months ended March 31, 2006 of $207,000 was primarily attributable to capital expenditures for the purchase of computer equipment.
  Financing Activities
     Cash provided by financing activities in the three months ended March 31, 2007 of $2.0 million consisted of $0.3 million of proceeds from the exercise of stock options and $1.7 million tax benefit from the exercise of stock options.
     Cash used by financing activities in the three months ended March 31, 2006 of $507,000 consisted of deferred costs associated with the initial public offering of $987,000, partially offset by proceeds from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock of $456,000 and proceeds from the exercise of stock options and warrants of $24,000.
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
     Assuming that we meet the definition of “accelerated filer” under Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from our independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.
     (c) PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
   From time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us that would have a material adverse effect on us.
Item 1A. Risk Factors.
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 19, 2007. We do not believe any of the changes constitute material changes from the risk factors previously disclosed.
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
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscriptions, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2007 in our average monthly conversion rate to approximately 4.2% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. If our existing members choose not to use our services, decrease their use of our services, or change from being premium members to basic members, or we are unable to attract new members, listings on our site could be reduced, search activity on our website could decline, the usefulness of our services could be diminished, and we could incur significant expenses and/or experience declining revenues.
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
     Several companies, such as Cityfeet.com, Inc. and Property Line International, Inc., have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents and, in the case of Cityfeet.com, classified advertising from newspaper publishers with whom it partners. In addition, newspapers typically include on their websites listings of commercial real estate for sale and for lease. If our current or potential customers choose to use these services rather than ours, demand for our services could decline.
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
     Large Internet companies that have large user bases and significantly greater financial, technical and marketing resources than we do, such as eBay Inc. and craigslist, Inc. provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large Internet companies, such as Google, Yahoo! and Microsoft, have classified listing services which could be used to market and search for commercial real estate property listings. Competition by these companies could reduce demand for our services or require us to make additional expenditures, either of which could reduce our profitability.
If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our marketplace could be less attractive to current or potential customers, which could result in a reduction in our revenues.
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 460,000 as of December 31, 2006, and as of March 31, 2007, we had approximately 479,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     For example, as of March 31, 2007, more than 30% of our premium members were based in California and more than 13% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
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
     As our operations have expanded, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 198 employees as of December 31, 2006 and we had 206 employees as of March 31, 2007. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
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
     We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take action against, competitors or other parties who we believe to be infringing our intellectual property. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property.
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
Our principal stockholders, executive officers and directors own a significant percentage of our stock and will continue to have significant control of our management and affairs, and they can take actions that may be against the best interests of other stockholders.
     Our executive officers and directors, and entities that are affiliated with them, beneficially own an aggregate of approximately 29.4% of our outstanding common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We had no issuance of unregistered securities during the three months ended March 31, 2007.
          On June 6, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-132138) for our initial public offering. The net offering proceeds received by us in the offering after deducting total estimated expenses, including the underwriters’ discount were $42,309,000.
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

LOOPNET, INC.
Date: May 4, 2007	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: May 4, 2007	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)