Form 10-Q
period 2007-06-30
LoopNet, Inc.
filed 2007-08-03
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐   No ☑
As of July 27, 2007, there were 38,784,190 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,790	$72,439
Short-term investments	3,238	32,738
Accounts receivable, net of allowance of $57 and $35, respectively	1,138	1,538
Prepaid expenses and other current assets	1,518	2,116
Deferred income taxes	402	402

Total current assets	92,086	109,233

Property and equipment, net	1,020	1,858
Goodwill	2,417	2,417
Intangibles, net	1,312	1,260
Deferred income taxes	3,083	3,544
Deposits and other noncurrent assets	287	1,159

Total assets	$100,205	$119,471

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169	$692
Accrued compensation and benefits	2,200	1,721
Accrued liabilities	864	811
Deferred revenue	6,969	8,951

Total current liabilities	10,202	12,175

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 37,897,114 and 38,736,994 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	38	39
Additional paid in capital	97,072	104,723
Other comprehensive loss	(31)	(38)
Retained earnings (deficit)	(7,076)	2,572

Total stockholders’ equity	90,003	107,296

Total liabilities and stockholders’ equity	$100,205	$119,471

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues	$11,631	$17,022	$21,857	$32,537
Cost of revenue (1)	1,366	1,874	2,594	3,654

Gross margin	10,265	15,148	19,263	28,883

Operating expenses (1):
Sales and marketing	2,183	3,577	4,132	6,836
Technology and product development	1,032	1,569	1,992	2,919
General and administrative	1,751	2,849	3,229	5,419

Total operating expenses	4,966	7,995	9,353	15,174

Income from operations	5,299	7,153	9,910	13,709

Interest and other income, net	465	1,313	717	2,506

Income before tax	5,764	8,466	10,627	16,215

Income tax expense	2,321	3,367	4,219	6,567

Net income	$3,443	$5,099	$6,408	$9,648

Net income per share
Basic	$0.09	$0.13	$0.17	$0.25

Diluted	$0.09	$0.13	$0.17	$0.24

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$24	$94	$32	$161
Sales and marketing	87	351	138	589
Technology and product development	32	150	53	241
General and administrative	56	280	89	439

Total	$199	$875	$312	$1,430

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$6,408	$9,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	301	397
Stock-based compensation	312	1,430
Net loss (gain) on disposal of assets	3	(2)
Deferred income tax	2,648	(461)
Changes in operating assets and liabilities:
Accounts receivable	(231)	(400)
Prepaid expenses and other assets	(278)	(711)
Income taxes payable	1,191	—
Accounts payable	157	523
Accrued expenses and other current liabilities	463	(53)
Accrued compensation and benefits	(1)	(479)
Deferred revenue	1,486	1,982

Net cash provided by operating activities	12,459	11,874

Cash flows from investing activities:
Proceeds from the sale of assets	—	2
Purchase of property and equipment	(330)	(1,173)
Purchase of investments	—	(30,276)

Net cash used in investing activities	(330)	(31,447)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	42,309	—
Net proceeds from exercise of stock options	32	1,033
Net proceeds from exercise of preferred warrants	449	—
Net proceeds from payment of note receivable on options exercised and restricted stock purchased	456	—
Tax benefits from exercise of stock options	—	5,189

Net cash provided by financing activities	43,246	6,222

Net increase (decrease) in cash and cash equivalents	55,375	(13,351)

Cash and cash equivalents at beginning of period	18,765	85,790

Cash and cash equivalents at end of period	$74,140	$72,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2007, the statements of income for the three and six months ended June 30, 2006 and 2007 and the statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Weighted average common shares outstanding (1)	8,148	38,144	8,028	37,959

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to June 30, 2006	36,357		36,357

Weighted average common shares outstanding	15,285	38,144	11,582	37,959
Add dilutive common equivalents:
Stock options	2,617	2,229	2,458	2,284
Unvested restricted stock (2)	615	309	664	341
Redeemable convertible preferred stock	17,445		20,056
Redeemable convertible preferred warrants	1,646		2,178

Shares used to compute diluted net income per share	37,608	40,682	36,938	40,584

(1)	For the three month and six month periods ended June 30, 2006, the Company had two classes of equity securities and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
        The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Stock options	560	38	560	229

     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Calculation of basic net income per share (1):

Net income	$2,535		$5,559
Assumed preferred stock dividends	419		978

Net income, net of assumed stock dividends	$2,116		$4,581

Percent of net income allocable to common shareholders (2)	26%		26%
Net income allocable to common shareholders	550		1,191
Weighted average common shares outstanding	8,148		8,028

Basic net income per share — two-class method	$0.07		$0.15

Net income for period during which single class of equity securities was outstanding	$908	$5,099	$849	$9,648
Weighted average common shares outstanding	36,357	38,144	36,357	37,959

Basic earnings per share for period during which single class of equity securities were outstanding	$0.02		$0.02

Basic earnings per share	$0.09	$0.13	$0.17	$0.25

Calculation of diluted net income per share:

Net income	$3,443	$5,099	$6,408	$9,648
Weighted average diluted shares outstanding	37,608	40,682	36,938	40,584

Diluted net income per share	$0.09	$0.13	$0.17	$0.24

(1)	For the three month and six month periods ended June 30, 2006, the Company had two classes of equity securities and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Calculation of percent of net income allocable to common shareholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Weighted average common shares outstanding	8,148	—	8,028	—
Weighted average redeemable convertible preferred shares outstanding	23,372	—	22,896	—
Weighted average common shares and preferred shares outstanding	31,520	—	30,924	—
Percent of net income allocable to common shareholders	26%	—	26%	—

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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and six month periods ended June 30, 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and six month periods ended June 30, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Risk-free interest rate	4.99%	4.76%	4.77%	4.71%
Expected volatility	53%	45%	53%	46%
Expected life	4.6 years	4.6 years	5.5 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended June 30, 2006 and 2007 was $6.56 and $8.42, respectively, and during the six month periods ended June 30, 2006 and 2007 was $4.01 and $7.40, respectively, using the Black-Scholes option-pricing model.
     Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Cost of revenue	$24	$94	$32	$161
Sales and marketing	87	351	138	589
Technology and product development	32	150	53	241
General and administrative	56	280	89	439

	$199	$875	$312	$1,430

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
	(in thousands)
Outstanding at December 31, 2006	3,737,768	$4.53		1,349,454	$0.76
Granted	633,000	$16.07
Exercised	(374,628)	$0.72
Cancelled	(83,179)	$13.64

Outstanding at March 31, 2007	3,912,961	$6.57	7.10	1,187,428	$1.32	6.36
Granted	131,000	$19.30
Exercised	(465,237)	$1.64
Cancelled	(53,117)	$10.12

Outstanding at June 30, 2007	3,525,607	$7.64	6.98	1,032,541	$3.14	6.45

Note 4 — Income Taxes
     The Company recorded a provision for income taxes of $6.6 million for the six month period ended June 30, 2007, based upon a 40.5% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 5 — Subsequent Event
     On August 2, 2007, the Company acquired all of the shares of capital stock (the “Acquisition”) of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursaunt to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative.
     The consideration paid in the Acquisition consisted of $15.0 million in cash and an earn-out that could result in an additional $3.0 million in cash consideration. The Acquisition was funded from the Company’s working capital.

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
Overview
     We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 unique visitors per month during 2006, and approximately 950,000 per month during the second quarter of 2007, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our total membership has grown from over 1.1 million members as of December 31, 2005, to over 1.7 million members as of December 31, 2006, and to over 2.2 million members as of June 30, 2007. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, and to over 88,000 premium members as of June 30, 2007. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2007 in our average monthly conversion rate to approximately 4.0% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005 to $47.26 in the fourth quarter of 2006 and to $51.33 in the second quarter of 2007. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005, 2006, and in the six month period ended June 30, 2007. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005 to approximately 460,000 as of December 31, 2006, and approximately 518,000 as of June 30, 2007. The number of property profiles that were viewed by our registered members increased from 34 million in the second quarter of 2006 to 39 million in the second quarter of 2007.
Our Revenues and Expenses
  Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopNet RecentSales membership fees;

•	advertising on, and lead generation from, our marketplaces; and

•	LoopLink product license fees.
     Our revenues have grown significantly in the past two years from $31.0 million in 2005, to $48.4 million in 2006. We had revenues of $17.0 and $32.5 million in the three and six month periods ended June 30, 2007. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $51.33 per month during the second quarter of 2007. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $39.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months		Six months
	Ended June 30,		Ended June 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.7	11.0	11.9	11.2

Gross profit	88.3	89.0	88.1	88.8

Operating expenses
Sales and marketing	18.8	21.0	18.9	21.0
Technology and product development	8.9	9.2	9.1	9.0
General and administrative	15.1	16.7	14.8	16.6

Total operating expenses	42.7	46.9	42.8	46.6

Income from operations	45.6	42.1	45.3	42.2
Interest and other income, net	4.0	7.7	3.3	7.7

Income before tax	49.6	49.8	48.6	49.9
Income tax expense	20.0	19.8	19.3	20.2

Net income	29.6%	30.0%	29.3%	29.7%

Comparison of Three Months Ended June 30, 2006 and 2007
  Revenues

	Three Months Ended June 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Revenues	$11,631	$17,022	$5,391	46.4%
Premium members at June 30	71,125	88,451	17,326	24.4%
     The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 13% in the average monthly price of a premium membership.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base.
  Cost of Revenues

	Three Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Cost of revenues	$1,366	$1,874	$508	37.2%
Percentage of revenues	11.7%	11.0%
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

  Sales and Marketing

	Three Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Sales and marketing	$2,183	$3,577	$1,394	63.9%
Percentage of revenues	18.8%	21.0%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $351,000 in the second quarter of 2007 compared to $87,000 in the second quarter of 2006.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.
  Technology and Product Development

	Three Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Technology and product development	$1,032	$1,569	$537	52.0%
Percentage of revenues	8.9%	9.2%
     Technology and product development costs include expenses for the research and development of new and enhanced products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of enhanced products and services and the maintenance of our existing services.
     Also contributing to the increase was higher stock-based compensation, which increased to $150,000 in the second quarter of 2007 compared to $32,000 in the second quarter of 2006.
     We expect technology and product development expenses to increase in absolute dollar amounts as we hire more personnel and continue to build the infrastructure required to support the development of new products and services, but to remain relatively consistent as a percentage of revenues.
General and Administrative

	Three Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
General and administrative	$1,751	$2,849	$1,098	62.7%
Percentage of revenues	15.1%	16.7%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $280,000 in the second quarter of 2007 compared to $56,000 in the second quarter of 2006.
     We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percent of revenue.

Interest and other income
     Interest and other income increased by $848,000 to $1,313,000 in the three months ended June 30, 2007, from $465,000 in the three months ended June 30, 2006. This increase was primarily due to a higher average cash balance due in part to proceeds received from our initial public offering. As of June 30, 2007, we held $105.2 million in cash, cash equivalents and short-term investments, compared to $77.3 million in cash, cash equivalents and short-term investments as of June 30, 2006.
  Income Taxes
     We recorded a provision for income taxes of $3.4 million for the three month period ended June 30, 2007, based upon a 40.5% effective tax rate for the full year of 2007. The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Six Months Ended June 30, 2006 and 2007
  Revenues

	Six Months Ended June 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Revenues	$21,857	$32,537	$10,680	48.9%
Premium members at June 30	71,125	88,451	17,326	24.4%
     The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 12.0% in the average monthly price of a premium membership.
  Cost of Revenues

	Six Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Cost of revenues	$2,594	$3,654	$1,060	40.9%
Percentage of revenues	11.9%	11.2%
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
       Sales and Marketing

	Six Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Sales and marketing	$4,132	$6,836	$2,704	65.4%
Percentage of revenues	18.9%	21.0%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $589,000 in the six months ended June 30, 2007 compared to $138,000 in the six month ended June 30, 2006.

Technology and Product Development

	Six Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
Technology and product development	$1,992	$2,919	$927	46.5%
Percentage of revenues	9.1%	9.0%
     Technology and product development costs include expenses for the research and development of new and enhanced products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of enhanced products and services and the maintenance of our existing services.
     Also contributing to the increase was higher stock-based compensation, which increased to $241,000 in the six month ended June 30, 2007 compared to $53,000 in the six month ended June 30, 2006.
General and Administrative

	Six Months Ended June 30,
				Percent
	2006	2007	Increase	Change
		(dollars in thousands)
General and administrative	$3,229	$5,419	$2,190	67.8%
Percentage of revenues	14.8%	16.6%
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
     Also contributing to the increase was higher stock-based compensation, which increased to $439,000 in the six month ended June 30, 2007 compared to $89,000 in the six months ended June 30, 2006.
     We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percent of revenue.
  Interest and other income
     Interest and other income increased by $1,789,000 to $2,506,000 in the six months ended June 30, 2007, from $717,000 in the six months ended June 30, 2006. This increase was primarily due to a higher average cash balance due in part to proceeds received from our initial public offering. As of June 30, 2007, we held $105.2 million in cash, cash equivalents and short-term investments, compared to $77.3 million in cash, cash equivalents and short-term investments as of June 30, 2006.
  Income Taxes
     We recorded a provision for income taxes of $6.6 million for the six month period ended June 30, 2007, based upon a 40.5% effective tax rate for the full year of 2007. The effective tax rate is based upon our estimated fiscal 2007 income before the provision for income taxes. To the extent the estimate of fiscal 2007 income before the provision for income taxes changes, our provision for income taxes will change as well.

Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2006	2007
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$12,459	$11,874
Cash used in investing activities	(330)	(31,447)
Cash provided by financing activities	43,246	6,222
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
     As of June 30, 2007, our cash, cash equivalents and short-term investments totaled $105.2 million, compared to $77.3 million in cash, cash equivalents and short-term investments as of June 30, 2006.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
  Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $12.5 and $11.9 million in the six months ended June 30, 2006 and 2007, respectively. The increase in cash provided by operating activities in the six month period ended June 30, 2007 and in the six month period ended June 30, 2006 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product and higher average monthly prices for our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.
Investing Activities
     Cash used in investing activities in the six months ended June 30, 2007 of $31.5 million was primarily attributable to the purchase of short-term investments of $30.3 million coupled with capital expenditures amounting to $1.2 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.
     Cash used in investing activities in the six months ended June 30, 2006 of $330,000 was attributable to capital expenditures for the purchase of computer equipment.
  Financing Activities
     Cash provided by financing activities in the six months ended June 30, 2007 of $6.2 million consisted of $1.0 million of proceeds from the exercise of stock options and $5.2 million tax benefit from the exercise of stock options.
     Cash provided by financing activities in the six months ended June 30, 2006 of $43.2 million consisted of $42.3 million of net proceeds from the sale of common stock, $0.4 million of proceeds from the exercise of warrants and $0.5 million from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock.

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
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscriptions, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2007 in our average monthly conversion rate to approximately 4.0% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market. If our existing members choose not to use our services, decrease their use of our services, or change from being premium members to basic members, or we are unable to attract new members, listings on our site could be reduced, search activity on our website could decline, the usefulness of our services could be diminished, and we could incur significant expenses and/or experience declining revenues.
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
     Several companies, such as Property Line International, Inc., have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents. In addition, newspapers typically include on their websites listings of commercial real estate for sale and for lease. If our current or potential customers choose to use these services rather than ours, demand for our services could decline.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 460,000 as of December 31, 2006, and as of June 30, 2007, we had approximately 518,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     For example, as of June 30, 2007, more than 28% of our premium members were based in California and more than 13% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
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
     As our operations have expanded, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 198 employees as of December 31, 2006 and we had 224 employees as of June 30, 2007. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
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
     As part of our membership registration process, we collect, use and disclose personally identifiable information, including names, addresses, phone numbers, credit card numbers and email addresses. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. While we believe that our policies are adequate and that we are in compliance with our policies, we could be subject to legal claims, government action or harm to our reputation if actual practices fail to comply or are seen as failing to comply with our policies or with local, state or federal laws concerning personally identifiable information or if our policies are inadequate to protect the personally identifiable information that we collect.
     Concern among prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from using our marketplace. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our website to conduct transactions that involve the transmission of confidential information, which could harm our business. Under California law and the laws of a number of other states, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.
     In addition, another California law requires businesses that maintain personal information about California residents in electronic databases to implement reasonable measures to keep that information secure. To date, there are no cases or regulations that give any guidance as to the minimum scope that will be deemed necessary to satisfy that requirement. Our practice is to encrypt all personal information, but we do not know whether our current practice will be deemed sufficient under the new California law. Other states have enacted different and sometimes contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states is particularly difficult for an online business such as ours which collects personal information from customers in multiple jurisdictions.
     Another consequence of failure to comply is the possibility of adverse publicity and loss of consumer confidence were it known that we did not take adequate measures to assure the confidentiality of the personally identifiable information that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. While we intend to comply fully with all relevant laws and regulations, we cannot assure you that we will be successful in avoiding all potential liability or disruption of business in the event that we do not comply in every instance or in the event that the security of the customer data that we collect is compromised, regardless of whether our practices comply or not. If we were required to pay any significant amount of money in satisfaction of claims under these laws or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.

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
     We may in the future further expand our markets and services in part through acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc. and on August 2, 2007, we acquired Cityfeet.com Inc. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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

     We may also incur costs, and divert our management’s attention from our business, by pursuing potential acquisitions or other investments which are never consummated.
     Although we undertake a due diligence investigation of each business that we acquire, there may be liabilities of the acquired companies that we fail to or are unable to discover during the due diligence investigation and for which we, as a successor owner, may be responsible. In connection with acquisitions, we generally seek to minimize the impact of these types of potential liabilities through indemnities and warranties from the seller, which may in some instances be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to limitations in scope, amount or duration, financial limitations of the indemnitor or warrantor or other reasons.
     In addition, if we finance or otherwise complete acquisitions or other investments by issuing equity or convertible debt securities, our existing stockholders may be diluted.
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
     We had no issuance of unregistered securities during the three months ended June 30, 2007.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
a) Annual meeting
          Our annual meeting was held on May 23, 2007.
c) Matters voted upon at the meeting and the results of each vote
1. The election of the nominees for the Board of Directors who will serve a term to expire at the 2010 Annual Meeting of Stockholders. The nominees, both of whom were elected, were William Byrnes and Thomas E. Unterman.
The Inspector of Election certified the following vote tabulations:

Directors:	Votes For	Votes Withheld
William Byrnes	33,766,104	492,315
Thomas E. Unterman	33,760,239	498,180
2. A proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2007 was approved by the stockholders.
The Inspector of Election certified the following vote tabulations:

For	Against	Abstaining	Broker Nonvotes
34,221,501	35,300	1,608	0
3. A proposal to ratify the material terms of the Company’s 2006 Equity Incentive Plan was approved by the stockholders.
The Inspector of Election certified the following vote tabulations:

For	Against	Abstaining	Broker Nonvotes
27,036,140	1,422,612	57,572	5,742,095

Item 5. Other Information.
Item 6. Exhibits.
Note 5 — Subsequent Event
On August 2, 2007, the Company acquired all of the shares of capital stock (the “Acquisition”) of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursaunt to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative.
The consideration paid in the Acquisition consisted of $15.0 million in cash and an earn-out that could result in an additional $3.0 million in cash consideration. The Acquisition was funded from the Company’s working capital.
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: August 3, 2007	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: August 3, 2007	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)