Form 10-Q
period 2007-09-30
LoopNet, Inc.
filed 2007-11-02
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐    No ☑
As of October 29, 2007, there were 38,860,862 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,790	$96,427
Short-term investments	3,238	4,567
Accounts receivable, net of allowance of $57 and $65, respectively	1,138	1,839
Prepaid expenses and other current assets	1,518	752
Deferred income taxes	402	402

Total current assets	92,086	103,987

Property and equipment, net	1,020	2,060
Goodwill	2,417	13,304
Intangibles, net	1,312	2,574
Deferred income taxes	3,083	6,554
Deposits and other noncurrent assets	287	1,148

Total assets	$100,205	$129,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169	$562
Accrued compensation and benefits	2,200	2,023
Accrued liabilities	864	908
Income tax payable	—	1,567
Deferred revenue	6,969	9,468

Total current liabilities	10,202	14,528

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 37,897,114 and 38,831,700 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	38	39
Additional paid in capital	97,072	106,783
Other comprehensive loss	(31)	(73)
Retained earnings (deficit)	(7,076)	8,350

Total stockholders’ equity	90,003	115,099

Total liabilities and stockholders’ equity	$100,205	$129,627

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues	$12,707	$18,627	$34,565	$51,164
Cost of revenue (1)	1,421	2,072	4,015	5,725

Gross margin	11,286	16,555	30,550	45,439

Operating expenses (1):
Sales and marketing	2,776	3,916	6,908	10,752
Technology and product development	1,146	1,699	3,139	4,619
General and administrative	2,147	3,211	5,376	8,630

Total operating expenses	6,069	8,826	15,423	24,001

Income from operations	5,217	7,729	15,127	21,438

Interest and other income, net	1,028	1,242	1,745	3,748

Income before tax	6,245	8,971	16,872	25,186

Income tax expense	2,479	3,193	6,698	9,760

Net income	$3,766	$5,778	$10,174	$15,426

Net income per share
Basic	$0.10	$0.15	$0.28	$0.40

Diluted	$0.09	$0.14	$0.27	$0.38

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$54	$96	$87	$257
Sales and marketing	301	363	438	953
Technology and product development	64	169	118	409
General and administrative	190	365	278	804

Total	$609	$993	$921	$2,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2006	2007
Cash flows from operating activities:
Net income	$10,174	$15,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	456	741
Stock-based compensation	921	2,423
Tax benefits from exercise of stock options	—	(5,903)
Deferred income tax	3,810	(985)
Changes in operating assets and liabilities:
Accounts receivable	(505)	(528)
Prepaid expenses and other assets	(635)	613
Income taxes payable	2,390	7,470
Accounts payable	127	349
Accrued expenses and other current liabilities	172	44
Accrued compensation and benefits	244	(234)
Deferred revenue	1,944	2,457

Net cash provided by operating activities	19,098	21,873

Cash flows from investing activities:
Purchase of property and equipment	(534)	(1,506)
Purchase of investments	—	(2,074)
Acquisition, net of acquired cash	—	(14,946)

Net cash used in investing activities	(534)	(18,526)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	42,309	—
Net proceeds from exercise of stock options	38	1,387
Net proceeds from exercise of preferred warrants	449	—
Net proceeds from payment of note receivable on options exercised and restricted stock purchased	456	—
Tax benefits from exercise of stock options	—	5,903

Net cash provided by financing activities	43,252	7,290

Net increase in cash and cash equivalents	61,816	10,637

Cash and cash equivalents at beginning of period	18,765	85,790

Cash and cash equivalents at end of period	$80,581	$96,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2007, the statements of income for the three and nine months ended September 30, 2006 and 2007 and the statements of cash flows for the nine months ended September 30, 2006 and 2007 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and include all adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007.
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
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Weighted average common shares outstanding (1)	36,643	38,552	8,028	38,159

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to June 30, 2006			36,587

Weighted average common shares outstanding	36,643	38,552	19,647	38,159
Add dilutive common equivalents:
Stock options	2,642	2,026	2,536	2,202
Warrants	528	—	238	—
Unvested restricted stock (2)	511	247	612	309
Redeemable convertible preferred stock	—	—	13,633	—
Redeemable convertible preferred warrants	—	—	1,390	—

Shares used to compute diluted net income per share	40,324	40,825	38,056	40,670

(1)	For the nine month period ended September 30, 2006, the Company had two classes of equity securities and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
             The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Stock options	413	218	884	366

 The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Calculation of basic net income per share (1):	2006	2007	2006	2007
Net income			$5,851
Assumed preferred stock dividends			978

Net income, net of assumed stock dividends			$4,873

Percent of net income allocable to common shareholders (2)			26%
Net income allocable to common shareholders			1,267
Weighted average common shares outstanding			8,028

Basic net income per share — two-class method			$0.16

Net income for period during which single class of equity securities was outstanding	$3,766	$5,778	$4,323	$15,426
Weighted average common shares outstanding	36,643	38,552	36,587	38,159

Basic earnings per share for period during which single class of equity securities were outstanding			$0.12

Basic earnings per share	$0.10	$0.15	$0.28	$0.40

Calculation of diluted net income per share:
Net income	$3,766	$5,778	$10,174	$15,426
Weighted average diluted shares outstanding	40,324	40,825	38,056	40,670

Diluted net income per share	$0.09	$0.14	$0.27	$0.38

(1)	For the nine month period ended September 30, 2006 the Company had two classes of equity securities, and followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Calculation of percent of net income allocable to common shareholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Weighted average common shares outstanding	—	—	8,028	—
Weighted average redeemable convertible preferred shares outstanding	—	—	22,896	—
Weighted average common shares and preferred shares outstanding	—	—	30,924	—
Percent of net income allocable to common shareholders	—	—	26%	—

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
          In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month periods ended September 30, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
          The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Risk-free interest rate	4.84%	4.50%	4.79%	4.64%
Expected volatility	53%	43%	53%	45%
Expected life	4.6 years	4.6 years	5.1 years	4.6 years
Dividend yield	0%	0%	0%	0%
          The weighted-average fair value of options granted during the three month periods ended September 30, 2006 and 2007 was $7.05 and $9.20, respectively, and during the nine month periods ended September 30, 2006 and 2007 was $4.66 and $7.81, respectively, using the Black-Scholes option-pricing model.
          As of September 30, 2007, there was $10.6 million of unrecognized compensation related to unvested stock options and restricted stock. That cost is expected to be recognized over a weighted-average period of 2.71 years.
          Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Cost of revenue	$54	$96	$87	$257
Sales and marketing	301	363	438	953
Technology and product development	64	169	118	409
General and administrative	190	365	278	804

	$609	$993	$921	$2,423

Stock Plan Activity
          Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
          A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
	(in thousands)

Outstanding at December 31, 2006	3,737,768	$4.53		1,349,454	$0.76
Granted	633,000	$16.07
Exercised	(374,628)	$0.72
Cancelled	(83,179)	$13.64

Outstanding at March 31, 2007	3,912,961	$6.57	7.10	1,187,428	$1.32	6.36
Granted	131,000	$19.30
Exercised	(465,237)	$1.64
Cancelled	(53,117)	$10.12

Outstanding at June 30, 2007	3,525,607	$7.64	6.98	1,032,541	$3.14	6.45

Granted	225,000	$21.98
Exercised	(94,705)	$3.74
Cancelled	(63,997)	$11.10

Outstanding at September 30, 2007	3,591,905	$8.58	6.74	1,202,219	$4.05	6.30

Note 4 — Income Taxes
          The Company recorded a provision for income taxes of $9.8 million for the nine month period ended September 30, 2007, based upon a 38.8% effective tax rate.
Note 5 — Acquisition of Cityfeet.com Inc.
          On August 2, 2007, the Company acquired all of the shares of capital stock (the “Acquisition”) of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursuant to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative, for a purchase price of $14.9 million net of acquired cash. In addition, the Company is obligated to make additional cash payments up to $3.0 million if certain performance targets are met, which would be treated as additional consideration for the acquisition.
     The Acquisition was accounted for as a business combination consistent with FASB Statement No. 141 Business Combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our preliminary allocation of the purchase price is summarized below (in thousands):

Customer relationships	$484
Developed technology	510
Domain name	410
Deferred tax asset	2,486
Net assets acquired	169
Goodwill	10,887

$14,946

     Customer relationships, developed technology and the domain name have a weighted average useful life of 3.7 years.
     The results of operations of Cityfeet have been included in the Company’s condensed consolidated statements of income for the period subsequent to our acquisition of Cityfeet. Cityfeet’s results of operations for the periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.

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
Overview
          We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 unique visitors per month during 2006, and approximately 900,000 per month during the third quarter of 2007, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for properties listed by the member, and full access to all LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
          We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members, and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our total membership has grown from over 1.1 million members as of December 31, 2005, to over 1.7 million members as of December 31, 2006, and to over 2.4 million members as of September 30, 2007. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, and to over 90,000 premium members as of September 30, 2007. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the third quarter of 2007 in our premium to basic member conversion rate to approximately 3.7% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 17% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe that an increase in our average monthly cancellation rate in the third quarter of 2007 to slightly above 5% is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005 to $47.26 in the fourth quarter of 2006 and to $53.07 in the third quarter of 2007. We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 77 to 80 percent of our revenues in 2005, 2006, and in the nine month period ended September 30, 2007. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005 to approximately 460,000 as of December 31, 2006, and approximately 538,000 as of September 30, 2007. The number of property profiles that were viewed by our registered members increased from 33 million in the third quarter of 2006 to 40 million in the third quarter of 2007.
Our Revenues and Expenses
   Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopNet RecentSales membership fees;

•	advertising on, and lead generation from, our marketplaces; and

•	LoopLink product license fees.

Our revenues have grown significantly in the past two years from $31.0 million in 2005, to $48.4 million in 2006. We had revenues of $18.6 and $51.2 million in the three and nine month periods ended September 30, 2007. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
          Our ability to continue to increase our revenues will largely depend on our ability to expand the number of users of www.LoopNet.com and www.BizBuySell.com and to convince those users to upgrade to our paid services, especially premium membership. As noted below, we anticipate that revenues will not increase in the future at the same percentage rate as in previous periods.
          We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $53.07 per month during the third quarter of 2007. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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

Results of Operations
          The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months		Nine months
	Ended September 30,		Ended September 30,
	2006	2007	2006	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.2	11.1	11.6	11.2

Gross profit	88.8	88.9	88.4	88.8

Operating expenses
Sales and marketing	21.8	21.0	20.0	21.0
Technology and product development	9.0	9.1	9.1	9.0
General and administrative	16.9	17.2	15.6	16.9

Total operating expenses	47.8	47.4	44.6	46.9

Income from operations	41.1	41.5	43.8	41.9
Interest and other income, net	8.1	6.7	5.1	7.3

Income before tax	49.1	48.2	48.8	49.2
Income tax expense	19.5	17.1	19.4	19.1

Net income	29.6%	31.0%	29.4%	30.2%

Comparison of Three Months Ended September 30, 2006 and 2007
        Revenues

	Three Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Revenues	$12,707	$18,627	$5,920	46.6%
Premium members at September 30	76,080	90,186	14,106	18.5%
          The increase in revenues was due to increased adoption of our premium membership product and an increase of approximately 17% in the average monthly price of a premium membership.
          We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as the rate of premium member growth should decline on a percentage basis as a result of our larger premium member base and higher average subscription prices for our premium membership.
        Cost of Revenues

	Three Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

Cost of revenues	$1,421	$2,072	$651	45.8%
Percentage of revenues	11.2%	11.1%
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

        Sales and Marketing

	Three Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

Sales and marketing	$2,776	$3,916	$1,140	41.1%
Percentage of revenues	21.8%	21.0%
          Sales and marketing expenses consist of compensation and associated costs for sales and marketing personnel, advertising expenses, public relations and other promotional activities.
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
        Technology and Product Development

	Three Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

Technology and product development	$1,146	$1,699	$553	48.3%
Percentage of revenues	9.0%	9.1%
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
          Also contributing to the increase was higher stock-based compensation, which increased to $169,000 in the third quarter of 2007 compared to $64,000 in the third quarter of 2006.
          We expect technology and product development expenses to increase in absolute dollar amounts as we hire more personnel and continue to build the infrastructure required to support the development of new products and services, but to remain relatively consistent as a percentage of revenues.
General and Administrative

	Three Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

General and administrative	$2,147	$3,211	$1,064	49.6%
Percentage of revenues	16.9%	17.2%
          General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
          The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel and increased salaries.
          Also contributing to the increase was higher stock-based compensation, which increased to $365,000 in the third quarter of 2007 compared to $190,000 in the third quarter of 2006.
          We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percent of revenue.

Interest and other income
          Interest and other income increased by $214,000 to $1,242,000 in the three months ended September 30, 2007, from $1,028,000 in the three months ended September 30, 2006. This increase was primarily due to a higher average cash balance resulting primarily from cash flows from operations following the third quarter of 2006. As of September 30, 2007, we held $101.0 million in cash, cash equivalents and short-term investments, compared to $83.8 million in cash, cash equivalents and short-term investments as of September 30, 2006.
        Income Taxes
          We recorded a provision for income taxes of $3.2 million for the three month period ended September 30, 2007, based upon a 35.6% effective tax rate.
Comparison of Nine Months Ended September 30, 2006 and 2007
        Revenues

	Nine Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Revenues	$34,565	$51,164	$16,599	48.0%
Premium members at September 30	76,080	90,186	14,106	18.5%
          The increase in revenues was due to increased adoption of our premium membership product, and an increase of approximately 14% in the average monthly price of a premium membership.
        Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

Cost of revenues	$4,015	$5,725	$1,710	42.6%
Percentage of revenues	11.6%	11.2%
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
             Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

Sales and marketing	$6,908	$10,752	$3,844	55.6%
Percentage of revenues	20.0%	21.0%
          Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses, public relations and other promotional activities.
          The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace.
          Also contributing to the increase was higher stock-based compensation, which increased to $953,000 in the nine month period ended September 30, 2007 compared to $438,000 in the nine month period ended September 30, 2006.

Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)
Technology and product development	$3,139	$4,619	$1,480	47.1%
Percentage of revenues	9.1%	9.0%
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
          Also contributing to the increase was higher stock-based compensation, which increased to $409,000 in the nine month period ended September 30, 2007 compared to $118,000 in the nine month period ended September 30, 2006.
General and Administrative

	Nine Months Ended September 30,
				Percent
	2006	2007	Increase	Change
	(dollars in thousands)

General and administrative	$5,376	$8,630	$3,254	60.5%
Percentage of revenues	15.6%	16.9%
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
          Also contributing to the increase was higher stock-based compensation, which increased to $804,000 in the nine month period ended September 30, 2007 compared to $278,000 in the nine month period ended September 30, 2006.

        Interest and other income
          Interest and other income increased by $2,003,000 to $3,748,000 in the nine month period ended September 30, 2007, from $1,745,000 in the nine month period ended September 30, 2006. This increase was primarily due to a higher average cash balance due in part to proceeds received from our initial public offering. As of September 30, 2007, we held $101.0 million in cash, cash equivalents and short-term investments, compared to $83.8 million in cash, cash equivalents and short-term investments as of September 30, 2006.
        Income Taxes
          We recorded a provision for income taxes of $9.8 million for the nine month period ended September 30, 2007, based upon a 38.8% effective tax rate.

Liquidity and Capital Resources
          The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2006	2007
	(in thousands)
	(unaudited)
Cash flow data:
Cash provided by operating activities	$19,098	$21,873
Cash used in investing activities	$(534)	$(18,526)
Cash provided by financing activities	$43,252	$7,290
          From our incorporation in 1997 until the first quarter of 2003, we financed our operations through private placements of our capital stock and cash acquired in the July 2001 merger with PropertyFirst.com, Inc. Since the first quarter of 2003, we have financed our operations through cash flow that we generate from our operations. On June 12, 2006, we completed the initial public offering of our stock, resulting in net proceeds of $42.3 million.
          As of September 30, 2007, our cash, cash equivalents and short-term investments totaled $101.0 million, compared to $83.8 million in cash, cash equivalents and short-term investments as of September 30, 2006.
          Cash equivalents and short-term investments consist of money market funds and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
   Operating Activities
          Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $19.1 and $21.9 million in the nine months ended September 30, 2006 and 2007, respectively. The increase in cash provided by operating activities in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to increased adoption of our premium membership product and higher average monthly prices for our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.
Investing Activities
          Cash used in investing activities in the nine months ended September 30, 2007 of $18.5 million was primarily attributable to the August 2, 2007 acquisition of Cityfeet.com Inc. for a purchase price of $14.9 million (net of cash acquired), the purchase of short-term investments of $2.1 million coupled with capital expenditures amounting to $1.5 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.
          Cash used in investing activities in the nine months ended September 30, 2006 of $534,000 was attributable to capital expenditures for the purchase of computer equipment.
   Financing Activities
          Cash provided by financing activities in the nine months ended September 30, 2007 of $7.3 million consisted of $1.4 million of proceeds from the exercise of stock options and a $5.9 million tax benefit from the exercise of stock options.
          Cash provided by financing activities in the nine months ended September 30, 2006 of $43.3 million consisted of $42.3 million of net proceeds from the sale of common stock in our June 2006 initial public offering, $0.4 million of proceeds from the exercise of warrants and $0.5 million from repayments of promissory notes issued to certain named executive officers as payment for the exercising of stock options and restricted stock.

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
          Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscribers, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the third quarter of 2007 in our premium to basic member conversion rate to approximately 3.7% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 17% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe that an increase in our average monthly cancellation rate in the third quarter of 2007 to slightly above 5% is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members.

We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. While we believe that the increase in revenues attributable to the higher average subscription price will offset any slowing of or decline in our acquisition of premium members, we cannot assure you that such an offset will in fact occur. If our existing members choose not to use our services, decrease their use of our services, or change from being premium members to basic members, or we are unable to attract new members, listings on our site could be reduced, search activity on our website could decline, the usefulness of our services could be diminished, and we could incur significant expenses and/or experience declining revenues.
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
          We believe that the attractiveness of our services and products to our current and potential customers increases as we attract additional members who provide additional property listings or conduct searches on our marketplace. This is because an increase in the number of our members and the number of listings on our website increases the utility of our website and of its associated search, listing and marketing services. In order to attract new registered members, we rely on our marketing efforts, such as word-of-mouth referrals, direct marketing, online and traditional advertising, sponsoring and attending local industry association events, and attending and exhibiting at industry trade shows and conferences. There is no guarantee that our marketing efforts will be effective. If we are unable to effectively market our products and services to new customers, or convert existing basic members into premium members, and we are not able to offset any decline in our rate of conversion of basic members to premium members with higher average subscription prices, our revenues and operating results could decline as a result of current premium members failing to renew their premium memberships and potential premium members failing to become premium members.
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
          Additionally, the National Association of REALTORS©, or NAR, its local boards of REALTORS©, affiliates such as CCIM, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
          Large Internet companies that have large user bases and significantly greater financial, technical and marketing resources than we do, such as eBay Inc. and craigslist, Inc., provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large Internet companies, such as Google, Yahoo! and Microsoft, have classified listing services which could be used to market and search for commercial real estate property listings. Competition by these companies could reduce demand for our services or require us to make additional expenditures, either of which could reduce our profitability.

If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our marketplace could be less attractive to current or potential customers, which could result in a reduction in our revenues.
          Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 460,000 as of December 31, 2006, and as of September 30, 2007, we had approximately 538,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
          Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Quarterly Report on Form 10-Q:
•	rates of member adoption and retention;

•	changes in our pricing strategy and timing of changes;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.
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
          For example, as of September 30, 2007, more than 28% of our premium members were based in California and more than 12% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
If we are unable to introduce new or upgraded services or products that our customers recognize as valuable, we may fail to attract new customers or retain existing customers. Our efforts to develop new and upgraded products and services could require us to incur significant costs.
          To continue to attract new members to our online marketplace, we may need to continue to introduce new products or services. We may choose to develop new products and services independently, to acquire other companies which produce such products or offer such services, or to license or otherwise integrate content and data from third parties. For example, in early 2006 we introduced our RecentSales product and aerial imagery MapSearch feature to address perceived customer needs or to add additional searching enhancements, both of which utilize content and technology licensed from third parties. The introduction of these improvements imposed costs on our business and required the use of our resources, and there is no guarantee that we will continue to be able to access these technologies and content on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, they might choose not to become premium members or to otherwise utilize our marketplace.

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
          As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 198 employees as of December 31, 2006 and we had 250 employees as of September 30, 2007. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
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
          In addition, another California law requires businesses that maintain personal information about California residents in electronic databases to implement reasonable measures to keep that information secure. Our practice is to encrypt all personal information, but we do not know whether our current practice will continue to be deemed sufficient under the California law. Other states have enacted different and sometimes contradictory requirements for protecting personal information collected and maintained electronically. Compliance with numerous and contradictory requirements of the different states is particularly difficult for an online business such as ours which collects personal information from customers in multiple jurisdictions.
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
          We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take additional action, against competitors or other parties who we believe to be infringing our intellectual property. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property.
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
If we are not able to successfully identify or integrate acquisitions, our management’s attention could be diverted, and efforts to integrate acquisitions could consume significant resources.
          We have made recent acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc. and on August 2, 2007, we acquired Cityfeet.com Inc. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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
          As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls has increased our general and administrative costs in 2007 and is likely to do so in the future. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.
Changes in or interpretations of accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges or require us to change our compensation policies.
          In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period. Prior to SFAS 123R we disclosed the pro forma effects of SFAS 123 under the minimum value method. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. As a result of SFAS 123R, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options and do not adopt other forms of compensation, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our operating expenses would increase. We currently rely on stock options to retain existing employees and attract new employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to adversely revise how our consolidated financial statements are prepared.
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
          As part of our membership registration process, our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements in connection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have pre-empted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may also be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for an online business. Our business, like most online businesses, offers products and services to customers in multiple state jurisdictions. Our business efficiencies and economies of scale depend on generally uniform service offerings and uniform treatment of customers. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by the government of the United States, state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information or listings provided on our websites, the information or services we provide or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our services less attractive.
          An important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these vary significantly from state to state. Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws, and it is further difficult or impossible for any company to fully comply with their inconsistent standards and requirements. In addition to the consequences that could result from violating one or another state’s laws, the cost of attempting to comply will be considerable. Also, as our business grows to be world-wide, we will be required to comply with the laws of all foreign countries, and the costs of that compliance effort will be considerable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          We had no issuance of unregistered securities during the three months ended September 30, 2007.
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

LOOPNET, INC.
Date: November 2, 2007	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
President, Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: November 2, 2007	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)