Form 10-K
period 2007-12-31
LoopNet, Inc.
filed 2008-03-04
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52026

LOOPNET, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0463987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 Berry Street, Suite 4000 San Francisco, CA (Address of principal executive offices)	94107

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $630,465,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 37,296,354 shares of the registrant’s common stock issued and outstanding as of February 21, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2008 Annual Meeting of Stockholders.

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

“LoopNet,” “BizBuySell,” “LoopLink” and “Cityfeet” are our registered trademarks in the United States. We also use the marks “RecentSales” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

LoopNet, Inc. (the Company or LoopNet) was incorporated under the laws of the state of California on June 2, 1997, and is now organized as a Delaware corporation.

We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique users per month during 2005, approximately 800,000 during 2006 and approximately 900,000 during 2007, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2007, the LoopNet online marketplace contained approximately 560,000 listings.

To use the LoopNet online marketplace, users must register and become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accepts our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to search LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. As of December 31, 2007, we had more than 2.5 million registered members and more than 88,000 premium members.

In addition to our LoopNet marketplace, we also operate BizBuySell, an online marketplace for operating businesses for sale, which we acquired in October, 2004. As of December 31, 2007, BizBuySell contained over 49,900 listings of operating businesses for sale.

We also generate revenues by selling our LoopLink online real estate marketing and database services suite to commercial real estate firms and by selling advertising and sponsorships on our website to parties who are seeking to market products or services to the LoopNet registered member base. Additionally, through our RecentSales product, members can access historical sale transaction information on a monthly subscription or per property transaction record basis. Additional information regarding our primary sources of revenue and our business segment are included in Note 1 to our consolidated financial statements. Additional information regarding our business’ seasonality is included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Background

The commercial real estate industry encompasses real estate assets types such as office, industrial, retail, multi-family, hotel, storage and land for development. According to Pramerica Real Estate Investors, the aggregate value of commercial real estate in the United States was approximately $5 trillion in 2003.

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

The LoopNet Model

We provide an online marketplace that efficiently connects commercial real estate supply and demand. Our marketplace enables agents working on behalf of commercial real estate owners and landlords to list properties for sale or for lease. We provide tools that allow property listers to proactively contact potential buyers and tenants seeking specific types of properties. Similarly, we enable commercial real estate agents, buyers and tenants to search for available property listings that meet their criteria, such as price range, location, building size and property type. Individuals that search for and find properties that meet their requirements on our marketplace are able to contact and connect with the listing party and initiate a commercial real estate transaction such as a property purchase or lease. We offer property searchers access to a large number of available property listings that would be difficult and costly to compile through traditional means. We also enable property listers to cost-effectively reach a large number of buyers and tenants. We believe that the LoopNet online marketplace enables our members to initiate and complete more commercial real estate transactions more cost-effectively than through other means.

The key attributes of our business model include:

Leading commercial real estate online marketplace.  We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As a result, we believe that we are the leading online commercial real estate marketplace. As of December 31, 2007, we had more than 2.5 million registered members and more than 88,000 premium members. For the year ended December 31, 2007, our registered members viewed property profiles on our website approximately 150 million times. We believe that this critical mass of commercial real estate industry participants and properties listed for sale or for lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplace.

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

Benefits to Property Searchers

Access to a large number of property listings.  Our online marketplace contained approximately 560,000 property listings as of December 31, 2007, primarily from the United States and Canada. The listings in our marketplace include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. We believe that the depth and breadth of our property listings make our online marketplace valuable to commercial real estate agents as well as property buyers and tenants.

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

Derive revenue from premium members.  We derive revenues primarily from premium memberships, so it is critical to our future growth that we convert basic members into premium members and grow our revenue per premium member. We intend to grow our premium member base by increasing the number of basic members and then highlighting to them the value and benefits of premium membership. We intend to grow our revenue per premium member by continuing to increase the value of the services we provide to our premium members, and to increase the fees paid by our premium members as we increase the value of the services provided. We promote the premium offering to our basic members throughout our website, including at initial registration and when they list and search for properties. We also plan on continuing to engage in targeted direct marketing to convert basic members into premium members.

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

Our customers access the LoopNet and BizBuySell online marketplaces through the following product and service offerings:

Basic and premium membership.  We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $56.00 per month during the fourth quarter of 2007. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual subscriptions which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. Premium membership provides members with maximum marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features provided on our marketplace. We believe that the benefits provided by a premium membership enable premium members to initiate and complete more commercial real estate transactions. The following table illustrates some of the key features of basic and premium membership:

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

RecentSales.  RecentSales is a comprehensive nationwide database of recent commercial real estate transactions collected from sales initiated through our online marketplace and from third party information providers. Our RecentSales service enables property searchers to review precedent sales data to inform commercial real estate valuation analysis based on asset type, asking and sale price, sale date, property address and size. RecentSales is available for a monthly subscription or on a per-property-record basis.

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

BizBuySell.  Similar to LoopNet, BizBuySell is an online marketplace for operating businesses for sale. Business sellers pay a fee of $59.95 to $99.95 per listing per month to list their operating businesses for sale, and interested buyers can search our listings for free. BizBuySell also offers BrokerWorks, a membership service available to business brokers, enabling them to list an unlimited number of businesses for sale. BrokerWorks members are listed in BizBuySell’s BrokerPages directory and receive access to our online prospect management tools. BrokerWorks is available for a one-time account setup fee of $24.95 and a monthly subscription fee of $49.95.

Our BizBuySell service also offers the option of paid access to pricing reports that provide a comparative analysis of recently sold businesses and businesses currently available for sale.

Sales and Marketing

The main objectives of our sales and marketing department are to increase our base of LoopNet registered members, to build awareness among our members for our suite of products and services and to convert basic members to premium members. In addition, some of our sales professionals focus on a specific product, such as our LoopLink service. We also have a team dedicated to selling our advertising products.

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

Several companies, such as Property Line International, have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents. In addition, newspapers include on their websites listings of commercial real estate for sale and for lease.

In the past, the National Association of REALTORS © , or NAR, its local boards of REALTORS © , various affiliates, and other third parties have created commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings, and transaction comparables, which compete directly with our online commercial real estate marketplace services.

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

BizBuySell’s business listing system is built on Unix technology utilizing RedHat Enterprise Linux, Apache web service, Microsoft.Net, and MySQL database manager. The system is hosted in a co-location facility in Virginia. The facility provides tape backups and provides backup site services in the event of a primary facility failure.

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

An additional level of protection is implemented for financially sensitive personal information. Information such as credit card numbers are stored on our databases in an encrypted format. This encryption is intended to ensure that anyone gaining access to our servers will still be unable to obtain sensitive information. We recently discovered that certain of our servers with respect to credit card and other personally identifiable information at our subsidiary Cityfeet may have been compromised. This potential breach has not affected any personally identifiable information with respect to LoopNet members which information is maintained on separate servers. We will continue to review and enhance our databases to prevent such unauthorized and unlawful intrusions.

Our technology and product development expenses were $3.7 million, $4.3 million, and $6.4 million in 2005, 2006, and 2007, respectively.

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

Employees

As of December 31, 2007, we had 266 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of March 31, 2008.

Name	Age	Position

Richard J. Boyle, Jr.	42	Chief Executive Officer and Chairman of the Board of Directors
Thomas Byrne	41	President and Chief Operating Officer
Brent Stumme	46	Chief Financial Officer and Senior Vice President, Finance and Administration
Jason Greenman	40	Chief Strategy Officer and Senior Vice President, Corporate Development
Wayne Warthen	44	Chief Technology Officer and Senior Vice President, Information Technology

Richard J. Boyle, Jr. has served as our Chief Executive Officer, and Director from July, 2001, and Chairman of the Board of Directors since February, 2006. Mr. Boyle also served as our President from July, 2001 through January, 2008. Prior to being named our President, Chief Executive Officer, and Director, Mr. Boyle was Vice President of LoopNet in charge of product and technology development and operations from December 1999 to July 2001. Prior to joining LoopNet, Mr. Boyle was Senior Vice President of Products & Technology at Risk Management Solutions. Mr. Boyle holds a B.S. in Electrical Engineering from Stanford University.

Thomas Byrne has served as President and Chief Operating Officer since January 2008. Mr. Byrne also served as Chief Marketing Officer and Vice President, Marketing and Sales since 2002 and Senior Vice President, Marketing and Sales since February, 2006. Prior to joining LoopNet, Mr. Byrne served as Group Vice President of NextCard, a credit card company. Mr. Byrne holds a B.S. of Electrical Engineering, with highest honors, from Georgia Tech and an M.B.A. from the Harvard Business School.

Brent Stumme has served as Chief Financial Officer and Vice President, Finance and Administration since 2001 and Senior Vice President, Finance and Administration since February, 2006. Prior to joining LoopNet, Mr. Stumme was Chief Financial Officer for PropertyFirst.com, Inc., which merged with the Company in July, 2001. Prior to joining PropertyFirst, Mr. Stumme was Senior Finance Executive of the CalMat division of Vulcan

Materials Company. Mr. Stumme holds a B.S. in Accounting from the University of Oregon and an M.B.A. from the University of Southern California. Mr. Stumme is a certified public accountant.

Jason Greenman has served as Chief Strategy Officer and Senior Vice President, Corporate Development since January, 2008. Mr. Greenman also served as Chief Product Officer from 2005 through 2008 and Senior Vice President, Business and Product Development from 2006 through 2008. Mr. Greenman joined LoopNet as Vice President, Business and Product Development in 2002. Prior to joining LoopNet, Mr. Greenman co-founded and served as Senior Vice President, Business Development, of Clareon Corporation, a provider of Internet-based electronic payment services, from 2000 to 2001. Mr. Greenman holds a B.S. in Product Design with distinction from Stanford University and a Master’s of Management from the Stanford University Graduate School of Business, where he was a Sloan Fellow.

Wayne Warthen has served as Chief Technology Officer since 2001 and Senior Vice President, Information Technology since February, 2006. Mr. Warthen also served as Vice President, Information Technology since 1999. Prior to joining LoopNet, Mr. Warthen was Director of Internet Infrastructure, PC/LAN services and Business Development for Experian Information Solutions from 1996 to 1999. Mr. Warthen holds a B.A. in Economics from California State University at Fullerton.

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

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscribers, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2007 in our premium to basic member conversion ratio to approximately 3.4% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 18% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced further tightening as a result of the subprime issues affecting the residential real estate credit markets. In the fourth quarter of 2007 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing we believe our monthly cancellation rate during 2008 will range from 4.5% to 6.5%.

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

Additionally, the National Association of REALTORS © , or NAR, its local boards of REALTORS © , its various affiliates, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003 to approximately 460,000 as of December 31, 2006, and as of December 31, 2007, we had approximately 560,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

Our results of operations could vary significantly from quarter to quarter due to the seasonal nature of the commercial real estate industry. The timing of widely observed holidays and vacation periods, particularly slow downs during the end-of-year holiday period, and availability of real estate agents and related service providers during these periods, could significantly affect our quarterly operating results during that period. For example, we have historically experienced a significant decline in the rate of growth of both new memberships and revenues during the fourth quarter.

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

Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on the commercial real estate industry, such as:

•	periods of economic slowdown or recession globally, in the United States or locally;

•	inflation;

•	flows of capital into or out of real estate investment in the United States or various regions of the United States;

•	rates of unemployment;

•	interest rates;

•	the availability and cost of capital;

•	wage and salary levels; or

•	concerns about any of the foregoing.

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

For example, as of December 31, 2007, more than 28% of our premium members were based in California and more than 12% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentration of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, which could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

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

As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 266 employees as of December 31, 2007. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.

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

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Richard J. Boyle, Jr.; our President and Chief Operating Officer, Thomas Byrne; our Chief Financial Officer and Senior Vice President, Finance and Administration, Brent Stumme; our Chief Strategy Officer and Senior Vice President, Corporate Development, Jason Greenman; and our Chief Technology Officer and Senior Vice President, Information Technology, Wayne Warthen. Our business plan was developed in large part by our senior-level officers, and its implementation requires their skills and knowledge. We may not be able to offset the impact on our business of the loss of the services of Mr. Boyle or other key officers or employees. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time, and we do not maintain any “key-person” life insurance for any of our personnel.

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

As part of our membership registration process, we collect, use and disclose personally identifiable information, including names, addresses, phone numbers, credit card numbers and email addresses. Our policies concerning the collection, use and disclosure of personally identifiable information are described on our websites. While we believe that our policies are appropriate and that we are in compliance with our policies, we could be subject to legal claims, government action or harm to our reputation if actual practices fail to comply or are seen as failing to comply with our policies or with local, state or federal laws concerning personally identifiable information or if our policies are inadequate to protect the personally identifiable information that we collect.

Concern among prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from using our marketplace. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our website to conduct transactions that involve the transmission of confidential information, which could harm our business. Recently, our subsidiary, Cityfeet.com, was informed that there may have been a security breach to its credit card database and that some personally identifiable information of individuals contained in that database may have been misappropriated. Under California law and the laws of a number of other states, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.

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

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Our subsidiary, Cityfeet.com, recently was informed that there may have been a security breach to its credit card database, and that some personally identifiable information of individuals contained in that database may have been misappropriated. The potential breach has not affected any personally identifiable information with respect to LoopNet members, which information is maintained on separate servers. Although we maintain a firewall, and will continue to enhance and review our databases to prevent unauthorized and unlawful intrusions, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Any of these incidents could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could significantly impact our business.

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

None.

Item 2.	Properties.

Our headquarters are located in San Francisco, California, where we lease approximately 15,800 square feet of office space under a lease that expires in 2008. We have entered into four expansions of this lease, the first of which covers an additional 4,180 square feet of space, the second of which covers an additional 4,777 square feet of space, the third of which covers an additional 6,489 square feet of space, and the fourth of which covers an additional 5,574 square feet of space, all with an expiration date in 2008. The San Francisco office lease that expires in 2008 includes a renewal option at fair market value rental rates, which would be higher than our current rental rates. The Company is currently in the process of negotiating a renewal for the San Francisco office lease. We also lease approximately 18,000 square feet of office space in Monrovia, California, pursuant to a lease that expires in 2011. We recently entered into an expansion of this lease which covers an additional 5,741 square feet of space, with an expiration date in 2011. We believe that these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings.

On November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s terms of use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. That motion is currently set for hearing on March 17, 2008. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.

On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. The Company’s response to the Complaint is due on or about March 27, 2008. Discovery in the action has not yet commenced. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.

Currently, there is no other material litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

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

Market information

Our common stock began trading on the Nasdaq National Market (now called the Nasdaq Global Market) under the symbol “LOOP” on June 7, 2006. We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Market:

	High	Low

2006
Second Quarter (June 7 to June 30, 2006)	$19.92	$14.11
Third Quarter	$19.18	$10.48
Fourth Quarter	$17.07	$12.67
2007
First Quarter	$17.99	$14.50
Second Quarter	$24.21	$15.02
Third Quarter	$26.37	$16.76
Fourth Quarter	$23.90	$13.22

As of February 21, 2008, we had approximately 191 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and repurchases of our common stock, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

We had no issuance of unregistered securities during the three months ended December 31, 2007.

Use of Proceeds

On June 6, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-132138) for our initial public offering. The net offering proceeds received by us in the offering after deducting total estimated expenses, including the underwriters’ discount, were $42,309,000.

We have no current specific plan for the use of the proceeds of the offering or a significant portion thereof.

We have invested all of the net proceeds from the offering in short-term, investment-grade securities. We cannot predict whether the net proceeds invested will yield a favorable return.

Issuer Purchases of Equity Securities

We made no purchases of our equity securities during 2007, but in the first quarter of 2008, our Board of Directors approved a stock repurchase plan for Company common stock.

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

Comparative Returns

	Culmulative Total Return
	6/7/2006	12/29/2006		12/31/2007
LOOPNET, INC.	100.00	99.87	(1)	93.67	(1)

NASDAQ STOCK MARKET (U.S)	100.00	112.25		123.26

GOLDMAN SACHS INTERNET TRADING INDEX	100.00	116.95		127.45

(1)	Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return is $124.83 and $117.08 on 12/29/06 and 12/31/07, respectfully.

The returns shown on the graph do not necessarily predict future performance.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$10,480	$17,036	$30,977	$48,411	$70,729
Cost of revenue(1)	1,984	2,562	3,825	5,599	8,033

Gross profit	8,496	14,474	27,152	42,812	62,696
Operating expenses(1):
Sales and marketing	1,704	3,193	6,252	9,506	14,667
Technology and product development	2,289	2,686	3,746	4,341	6,427
General and administrative	3,180	4,889	5,955	7,803	12,253

Total operating expenses	7,173	10,768	15,953	21,650	33,347

Income from operations	1,323	3,706	11,199	21,162	29,349
Interest and other income, net	282	132	494	2,883	5,046

Income from continuing operations	1,605	3,838	11,693	24,045	34,395
Discontinued operations:
Gain on sale of assets, net	287	—	—	—	—

Income from discontinued operations	287	—	—	—	—

Income before taxes	1,892	3,838	11,693	24,045	34,395
Income tax expense (benefit)	188	118	(7,243)	8,550	13,268

Net income	$1,704	$3,720	$18,936	$15,495	$21,127

Net income per share
Basic	$—	$0.06	$0.58	$0.42	$0.55

Diluted	$—	$0.04	$0.54	$0.40	$0.52

(1)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Cost of revenue	$—	$1	$18	$151	$357
Sales and marketing	—	251	146	686	1,358
Technology and product development	—	236	350	195	600
General and administrative	—	1,188	150	421	1,180

Total	—	1,676	664	1,453	3,495

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,174	$8,724	$21,865	$89,028	$107,889
Working capital	2,915	5,100	16,939	81,884	94,667
Total assets	6,034	12,971	35,177	100,205	137,359
Total liabilities	2,727	4,255	6,604	10,202	15,506
Reedeemable convertible preferred stock	39,712	39,712	39,962	—	—
Total shareholders’ (deficit) equity	(36,405)	(30,996)	(11,389)	90,003	121,853

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$2,944	$6,921	$14,490	$23,205	$30,301
Depreciation and amortization	377	278	505	611	1,154
Capital expenditures	(243)	(500)	(719)	(665)	(1,797)

	Year Ended December 31,
	2003	2004	2005	2006	2007

Other Operating Data (unaudited):
LoopNet registered members at end of period	450,876	703,111	1,116,589	1,766,508	2,567,729
LoopNet premium members at end of period	21,203	35,482	57,461	78,952	88,340

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 per month during 2006 and approximately 900,000 during 2007, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.

We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our total membership has grown from approximately 1.1 million members as of December 31, 2005 to over 1.7 million members as of December 31, 2006 and over 2.5 million members as of December 31, 2007. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005 to over 78,000 premium members as of December 31, 2006 and over 88,000 premium members as of December 31, 2007. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2007 in our average monthly conversion rate to approximately 3.4% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 18% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets continued to experience some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. In the fourth quarter of 2007 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing we believe our monthly cancellation rate during 2008 will range from 4.5% to 6.5%. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005 to $47.26 in the fourth quarter of 2006 and to $56.00 in the fourth quarter of 2007. We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and 2006, and 77% of our revenues in 2007. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005 to approximately 460,000 as of December 31, 2006 and approximately 560,000 as of

December 31, 2007. The number of property profiles that were viewed by our registered members during the year increased from 74 million in 2005 to 130 million in 2006 and 150 million in 2007.

Our Revenues and Expenses

Our primary sources of revenues are:

•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

Our revenues have grown significantly in the past three years from $31.0 million in 2005, to $48.4 million in 2006 and to $70.7 million in 2007. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:

•	the increased adoption of our premium membership services by the commercial real estate industry;

•	increases in the average monthly subscription price of our premium membership product;

•	the increased adoption of out RecentSales services by the commercial real estate industry, and

•	our acquisition of BizBuySell in October, 2004, and the increased adoption of our services by the operating business for sale industry.

Our ability to continue to grow our revenues will largely depend on our ability to expand the number of users of www.LoopNet.com and www.BizBuySell.com and to convince those users to upgrade to our paid services, especially premium membership. As noted below, we anticipate that revenues will not increase in the future at the same percentage rate as in previous periods.

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $56.00 per month during the fourth quarter of 2007. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.

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

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities. In the fourth quarter of 2005, we determined that it was more likely than not that we would generate sufficient taxable income from operations in the future to be able to realize tax benefits arising from the use of a portion of our net operating loss carryforwards. Prior to the fourth quarter of 2005, we recorded a valuation allowance on the deferred tax assets associated with these future tax benefits because we were not certain we would generate sufficient taxable income in the future to utilize the net operating loss carryforwards. The release of a portion of the valuation allowance in the fourth quarter of 2005 resulted in a tax benefit of approximately $7.6 million that was recognized in our results from operations. As of December 31, 2007, we continued to maintain a valuation allowance of approximately $10.1 million for certain federal and state net operating loss and tax credit carryforwards due to the uncertainty of realization.

At December 31, 2007, we had approximately $34.2 million of federal and $17.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2017 for federal and 2009 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $2.7 million of net operating losses to offset taxable income in 2007 and estimate that we will be able to utilize approximately $3.7 million in 2008 and each year thereafter until 2011, $2.8 million in 2012 and $2.0 million each year thereafter until 2021.

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

On January 1, 2007, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Under SFAS 123R we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.6 years for the expected term, 44% for the expected volatility, 4.43% for the risk free rate and 0% for dividend yield for the twelve month period ending December 31, 2007. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term for 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility for fiscal 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

Prior to January 1, 2006, we accounted for employee stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25, and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, and related Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. We amortize deferred stock-based compensation using the straight-line method over the vesting period.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 the commercial real estate credit markets experienced some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe the credit tightening caused our cancellation rates to exceed our historical levels during the fourth quarter of 2007.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2006	2007

Revenues	100.0%	100.0%	100.0%
Cost of revenues	12.3	11.6	11.4

Gross profit	87.7	88.4	88.6
Operating expenses:
Sales and marketing	20.2	19.6	20.7
Technology and product development	12.1	9.0	9.1
General and administrative	19.2	16.1	17.3

Total operating expenses	51.5	44.7	47.1
Income from operations	36.2	43.7	41.5
Interest and other income, net	1.6	6.0	7.1

Income before taxes	37.8	49.7	48.6
Income tax expense (benefit)	(23.3)	17.7	18.8

Net income	61.1%	32.0%	29.9%

Comparison of Years Ended December 31, 2006 and 2007

Revenues

	Year Ended December 31,
				Percent
	2006	2007	Increase	Change
	(Dollars in thousands)

Revenues	$48,411	$70,729	$22,318	46.1%
Premium members at year-end	78,952	88,340	9,388	11.9%

The increase in revenues was due primarily to increased adoption of our premium membership product, as well as an increase of approximately 15.9% in the average monthly price of a premium membership.

We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods as a result of the larger revenue base and the current market conditions we are experiencing.

Cost of Revenues

	Year Ended December 31,
				Percent
	2006	2007	Increase	Change
	(Dollars in thousands)

Cost of revenues	$5,599	$8,033	$2,434	43.5%
Percentage of revenues	11.6%	11.4%

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

Sales and Marketing

	Year Ended December 31,
				Percent
	2006	2007	Increase	Change
	(Dollars in thousands)

Sales and marketing	$9,506	$14,667	$5,161	54.3%
Percentage of revenues	19.6%	20.7%

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

Also contributing to the increase was higher stock-based compensation, which increased to $1,358,000 in 2007 compared to $686,000 in 2006.

We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.

Technology and Product Development

	Year Ended December 31,
				Percent
	2006	2007	Increase	Change
	(Dollars in thousands)

Technology and product development	$4,341	$6,427	$2,086	48.1%
Percentage of revenues	9.0%	9.1%

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

We expect technology and product development expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we hire more personnel and continue to build the infrastructure required to support the development of new products and services.

General and Administrative

	Year Ended December 31,
				Percent
	2006	2007	Increase	Change
	(Dollars in thousands)

General and administrative	$7,803	$12,253	$4,450	57.0%
Percentage of revenues	16.1%	17.3%

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

Also contributing to the increase was higher stock-based compensation, which increased to $1,180,000 in 2007 compared to $421,000 in 2006

We expect general and administrative expenses to increase in absolute dollar amounts as we continue to absorb the expenses associated with being a public company, but to potentially decline as a percentage of revenue.

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $2,042,000 to $3,495,000 in the twelve months ended December 31, 2007 from $1,453,000 in the twelve months ended December 31, 2006. The increase was due primarily to option grants for employees hired in 2007 and additional option grants to existing employees.

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
			Increase/	Percent
	2006	2007	(Decrease)	Change

Cost of revenue	$151	$357	$206	136.4%
Selling and marketing	686	1,358	672	98.0%
Technology and product development	195	600	405	207.7%
General and administrative	421	1,180	759	180.3%

Total	$1,453	$3,495	$2,042	140.5%

Interest Income

Interest and other income increased by $2.16 million to $5.05 million for the year ended December 31, 2007, from $2.88 million for the year ended December 31, 2006. This increase was primarily due to higher a higher average cash balance. As of December 31, 2007, we held $107.9 million in cash, cash equivalents and short-term investments, compared to $89.0 million in cash, cash equivalents and short-term investments as of December 31, 2006.

Income Taxes

We recorded a provision for income taxes of $13.3 million for the year ended Decemeber 31, 2007 based upon a 38.6% effective tax rate.

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
	(Dollars in thousands)

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

Income Taxes

Income tax expense in 2006 increased by $15.8 million to $8.6 million compared to a tax benefit of $7.2 million in 2005. The 2005 tax benefit was the result of the release of a portion of our valuation allowance on our deferred tax asset, related to our net operating loss carryforwards, based upon our recent positive operating results. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $12.2 million of net operating losses to offset taxable income in 2006.

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2007 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands, except per share data)

Revenues	$10,226	$11,631	$12,707	$13,847	$15,515	$17,022	$18,627	$19,565
Cost of revenues(1)	1,228	1,366	1,421	1,584	1,780	1,874	2,072	2,308

Gross profit	8,998	10,265	11,286	12,263	13,735	15,148	16,555	17,257
Operating expenses(1):
Sales and marketing	1,949	2,183	2,776	2,598	3,259	3,577	3,916	3,914
Technology and product development	960	1,032	1,146	1,203	1,350	1,569	1,699	1,809
General and administrative	1,478	1,751	2,147	2,427	2,569	2,849	3,211	3,623

Total operating expenses	4,387	4,966	6,069	6,228	7,178	7,995	8,826	9,346

Income from operations	4,611	5,299	5,217	6,035	6,557	7,153	7,729	7,911
Interest and other income	253	465	1,028	1,137	1,193	1,313	1,242	1,298

Income before taxes	4,864	5,764	6,245	7,172	7,750	8,466	8,971	9,209
Income tax expense	1,899	2,321	2,479	1,851	3,201	3,367	3,193	3,508

Net income	$2,965	$3,443	$3,766	$5,321	$4,549	$5,099	$5,778	$5,701

Net income per share:
Basic	$0.08	$0.09	$0.10	$0.14	$0.12	$0.13	$0.15	$0.15

Diluted	$0.06	$0.09	$0.09	$0.13	$0.11	$0.13	$0.14	$0.14

(1)	Includes stock-based compensation as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands)

Cost of revenues	$8	$24	$54	$65	$67	$94	$96	$100
Sales and marketing	51	87	301	247	238	351	363	405
Technology and product development	23	32	64	76	91	150	169	191
General and administrative	32	56	190	143	159	280	365	375

Total	$114	$199	$609	$531	$555	$875	$993	$1,071

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006	2007	2007	2007	2007

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	12.0	11.7	11.2	11.4	11.5	11.0	11.1	11.8

Gross profit	88.0	88.3	88.8	88.6	88.5	89.0	88.9	88.2
Operating expenses:
Sales and marketing	19.0	18.8	21.8	18.8	21.0	21.0	21.0	20.0
Technology and product development	9.4	8.9	9.0	8.7	8.7	9.2	9.1	9.2
General and administrative	14.5	15.1	16.9	17.5	16.6	16.7	17.2	18.5

Total operating expenses	42.9	42.7	47.8	45.0	46.3	46.9	47.4	47.8

Income from operations	45.1	45.6	41.1	43.6	42.3	42.1	41.5	40.4
Interest and other income	2.5	4.0	8.1	8.2	7.7	7.7	6.7	6.6

Income before taxes	47.6	49.6	49.1	51.8	50.0	49.8	48.2	47.1
Income tax expense	18.6	20.0	19.5	13.4	20.6	19.8	17.1	17.9

Net income	29.0%	29.6%	29.6%	38.4%	29.3%	30.0%	31.0%	29.1%

Revenues increased sequentially in each of the quarters presented, due primarily to increased adoption and higher average selling prices of our premium membership product. There have been and may in the future be fluctuations in sales and marketing expenses as a result of the timing of the hiring of additional sales and marketing personnel. The increase in general and administrative expenses beginning in the third quarter of 2006 was due in part to expenses associated with operating as a public company.

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Cash provided by operating activities	$14,490	$23,205	$30,301
Cash (used in) investing activities	(1,719)	(665)	(18,827)
Cash provided by financing activities	296	44,485	7,300

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

As of December 31, 2007, our cash, cash equivalents and short-term investments totaled $107.9 million, compared to $89.0 million, and $21.9 million at December 31, 2006, and 2005, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities was $30.3 million for the year ended December 31, 2007. Included in cash provided by operating activities was $3.5 million of stock-based compensation, $2.5 million increase in deferred revenue, and $1.2 million of depreciation and amortization expense. The net cash provided by operating activities was $14.5 million and $23.2 million in the years ended December 31, 2005 and 2006, respectively. The increase in cash provided by operating activities in 2007 was primarily due to increased net income generated by the Company. The increase in net income is primarily related to higher revenue, due primarily to increased adoption and higher average selling prices of our premium membership product.

Investing Activities

Cash used in investing activities in 2007 of $18.8 million was primarily attributable to the August 2, 2007 acquisition of Cityfeet.com Inc. for a purchase price of $15.0 million (net of cash acquired), the purchase of other investments of $38.0 million, the sale of investments of $36.0 and capital expenditures amounting to $1.8 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

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

Financing Activities

Cash provided by financing activities in 2007 of $7.3 million consisted of $1.6 million of proceeds from the exercise of stock options and a $5.7 million tax benefit from the exercise of stock options.

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

Tabular Disclosure of Contractual Obligations and Known Future Cash Requirements

As of December 31, 2007, our principal commitments consist of obligations under two leases for office space in San Francisco, California and Monrovia, California. The offices are currently leased under operating lease agreements which expire at various dates in 2008 and 2011.

In January, 2003, we entered into a new lease for approximately 15,800 square feet of office space in San Francisco, California. This lease commenced in March, 2003 and has a five-year term with an expiration date of

May, 2008 and a current base rent rate of approximately $388,000 per year. In August, 2005, we entered into an expansion of this lease, covering an additional 4,180 square feet of space, commencing September, 2005 and with an expiration date of May, 2008 and a current base rent of approximately $118,000 per year. During 2006, we entered into two additional expansions of this lease. The first amendment covers an additional 4,777 square feet of space, commenced in September, 2006 and has an expiration date of May, 2008 and a current base rent of approximately $152,900 per year. The second amendment covers an additional 6,489 square feet of space, commenced in February, 2007, and has an expiration date of May, 2008 and a current base rent of approximately $224,000 per year. During 2007, we entered into an another expansion of this lease, covering an additional 5,574 square feet of space, commencing October, 2007 with an expiration date of May, 2008 and a current base rate of approximately $223,000 per year. The San Francisco office lease that expires in May 2008 includes a renewal option at fair market value rental rates, which would be higher than our current rental rates. The Company is currently in the process of renegotiating a renewal for the San Francisco office lease.

In January, 2005, we entered into a new lease for approximately 18,000 square feet of office space in Monrovia, California. This lease commenced in June, 2005, and has a six-year term with an expiration date of May, 2011 and a current base rent rate of approximately $445,000 per year. In January, 2007, we entered into an expansion of this lease, covering an additional 5,741 square feet of space, commencing June, 2007 and with an expiration date of May, 2011 and a current base rent of approximately $169,000 per year.

Future minimum payments under these operating leases as of December 31, 2007, are as follows:

	Payments Due by Period
					2012 and
	2008	2009	2010	2011	thereafter	Total
	(Dollars in thousands)

Operating lease obligations	$1,084	$640	$652	$271	$0	$2,647

Advertising and Media Contracts

We purchase advertising from online vendors such as Google and Yahoo! and pay for the services on a monthly basis. We have no ongoing obligations to purchase a fixed or minimum amount with these vendors.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. We from time to time make investments in, or acquisitions of, complementary businesses, products, services or technologies. These investments and acquisitions could also require us to seek additional equity or debt financing.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2008. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2008. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high- quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and supplementary data required by this item are contained in separate sections of this annual report on Form 10-K. See “Index to Financial Statements” commencing on page 50 and the supplemental data contained in “Quarterly Consolidated Statements of Income Data” under Item 6.

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management acknowledges that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

(a) Rule 10b5-1 Trading Plan.  Our Insider Trading Compliance Program allows officers, directors, and certain designated employees covered under the program to establish, under limited circumstances contemplated by Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, written programs that permit automatic trading of our stock or trading of our stock by an independent person (such as an investment bank) who is not aware of material inside information at the time of the trade. As of the filing date of this Annual Report on Form 10-K, Richard Boyle, our chief executive officer; Brent Stumme, our chief financial officer and senior vice president, finance and administration; Jason Greenman, our chief strategy officer and senior vice president, corporate development; and Wayne Warthen, our chief technology officer, have each adopted 10b5-1 trading plans.

We undertake no obligation to update or revise our disclosure regarding plans currently in effect or plans which may be modified in the future, or to identify other individuals who may enter into trading plans under Rule 10b5-1 in the future.

(b) 2008 Bonus Plan.  At a meeting held on January 9, 2008, the Board of Directors of the Company (the “Board”), upon the recommendation of the Compensation Committee, approved a cash incentive plan for our executive officers for fiscal year 2008. Participants will have incentive opportunities ranging from 25% to 80% of base salary based on performance objectives established by the Board which will include financial metrics such as revenues, EBITDA and net income, as well as business objectives.

(c) Option Grants to Named Executive Officers.  At a meeting held on January 9, 2008, the Board ratified the decision of the Compensation Committee to grant stock options to purchase shares of the Company’s common stock to our executive officers as follows: Mr. Boyle, 90,000 shares; Mr. Stumme, 65,000 shares, Mr. Byrne, 65,000 shares, Mr. Greenman, 60,000 shares and Mr. Warthen, 60,000 shares. These stock options were granted on January 9, 2008, and the exercise price of such shares were equal to the closing price of our common stock on the date of grant. These options were granted under the Company’s 2006 Equity Incentive Plan and are subject to the Company’s standard vesting over four years.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “ Proxy Statement”) for its 2008 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in the Company’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the Company’s fiscal year end of December 31, 2007 (the “Proxy Statement”) and is incorporated herein by reference:

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

Code of Business Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, known as the LoopNet, Inc. Code of Business Conduct and Ethics. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board of directors committee charters, form the framework for the corporate governance of the Company. The LoopNet, Inc. Code of Business Conduct and Ethics and our Corporate Governance Guidelines are available at: www.loopnet.com under “About Us / Investor Relations / Corporate Governance / Compensation Committee”. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this proxy statement and is not incorporated by reference herein. The Company will post on this web site any amendments to the LoopNet, Inc. Code of Business Conduct and Ethics or waivers of the LoopNet, Inc. Code of Business Conduct and Ethics for directors and executive officers.

Stockholders may request free printed copies of the LoopNet, Inc. Code of Business Conduct and Ethics and the Corporate Governance Guidelines from:

LoopNet, Inc.
Attn: Secretary
185 Berry Street, Suite 4000,
San Francisco, CA 94107
(415) 243-4200

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	1,847,519	$2.00	—
2006 Equity Incentive Plan	1,790,863	$16.09	6,755,607

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	3,638,382	$8.93	6,755,607	(1)

(1)	Excludes 1,556,332 shares authorized for issuance on January 31, 2008 in connection with our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan is subject to an automatic annual increase of the least of (a) 1,800,000 shares, (b) 4% of the shares outstanding as of the end of the prior fiscal year, and (c) a lesser number as determined by the Company’s Board of Directors or Compensation Committee.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Ernst & Young LLP

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2	.2*	Amendment to Stock Purchase Agreement with Cityfeet.com
3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2		Bylaws (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10+	Fiscal Year 2008 Bonus Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
10	.11+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney (see signature page)
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and
Chairman of the Board of Directors

Date: March 4, 2008

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration

Date: March 4, 2008

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

Signature	Title	Date

/s/ Richard J. Boyle, Jr. Richard J. Boyle, Jr.	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2008

/s/ Brent Stumme Brent Stumme	Chief Financial Officer and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 4, 2008

/s/ Noel J. Fenton Noel J. Fenton	Director	March 4, 2008

/s/ William A. Millichap William A. Millichap	Director	March 4, 2008

Signature	Title	Date

/s/ Thomas E. Unterman Thomas E. Unterman	Director	March 4, 2008

/s/ Dennis Chookaszian Dennis Chookaszian	Director	March 4, 2008

/s/ Scott Ingraham Scott Ingraham	Director	March 4, 2008

/s/ William Byrnes William Byrnes	Director	March 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited LoopNet, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LoopNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LoopNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LoopNet, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of LoopNet, Inc. and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Los Angeles, California
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, LoopNet, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LoopNet, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 25, 2008

LOOPNET, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2007

Assets
Current assets:
Cash and cash equivalents	$85,790	$104,564
Short-term investments	3,238	3,325
Accounts receivable, net of allowance of $57 and $105, respectively	1,138	1,190
Prepaid expenses and other current assets	1,518	796
Deferred income taxes	402	298

Total current assets	92,086	110,173
Property and equipment, net	1,020	2,051
Goodwill	2,417	15,233
Intangibles, net	1,312	2,461
Deferred income taxes	3,083	5,196
Deposits and other noncurrent assets	287	2,245

Total assets	$100,205	$137,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$169	$828
Accrued compensation and benefits	2,200	2,479
Accrued liabilities	864	1,964
Income taxes payable	—	698
Deferred revenue	6,969	9,537

Total current liabilities	10,202	15,506
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 37,897,114 and 38,908,302 shares issued and outstanding at December 31, 2006 and 2007, respectively	38	39
Additional paid in capital	97,072	107,866
Accumulated other comprehensive loss	(31)	(103)
Retained earnings (deficit)	(7,076)	14,051

Total stockholders’ equity	90,003	121,853

Total liabilities and stockholders’ equity	$100,205	$137,359

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2005	2006	2007

Revenues	$30,977	$48,411	$70,729
Cost of revenue	3,825	5,599	8,033

Gross margin	27,152	42,812	62,696

Operating expenses:
Sales and marketing	6,252	9,506	14,667
Technology and product development	3,746	4,341	6,427
General and administrative	5,955	7,803	12,253

Total operating expenses	15,953	21,650	33,347

Income from operations	11,199	21,162	29,349
Interest and other income, net	494	2,883	5,046

Income before tax	11,693	24,045	34,395
Income tax expense (benefit)	(7,243)	8,550	13,268

Net Income	$18,936	$15,495	$21,127

Net income per share
Basic	$0.58	$0.42	$0.55

Diluted	$0.54	$0.40	$0.52

Number of shares used in per share calculations:
Basic	7,259	36,767	38,291
Diluted	35,092	38,686	40,672

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

							Accumulated	Total
			Additional	Deferred	Stockholders’	Retained	Other	Stockholders’
	Common Stock		Paid-in	stock-based	Notes	Earnings	Comprehensive	Equity
	Shares	Amount	Capital	compensation	Receivable	(Deficit)	(Loss)	(Deficit)

Balance at December 31, 2004	7,197	7	11,374	(512)	(352)	(41,507)	(6)	(30,996)
Exercise of stock options	828	1	81	—	—	—	—	82
Issuance of Restricted Stock	490	1	48	—	—	—	—	49
Stockholders’ note receivable	—	—	—	—	(86)	—	—	(86)
Interest on stockholders’ note receivable	—	—	—	—	(15)	—	—	(15)
Stock-based compensation on revalued options	—	—	236	—	—	—	—	236
Deferred stock-based compensation related to options granted to employees	—	—	743	(743)	—	—	—	—
Amortization of deferred stock-based compensation net of forfeitures for terminated employees	—	—	—	428	—	—	—	428
Unrealized loss on marketable securities	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	18,936	—	18,936

Total comprehensive income	—	—	—	—	—	—	—	18,913

Balance at December 31, 2005	8,515	$9	$12,482	$(827)	$(453)	$(22,571)	$(29)	$(11,389)
Exercise of stock options	549	1	135	—	—	—	—	136
Exercise of warrants	1,362	1	2	—	—	—	—	3
Interest on stockholders’ note receivable	—	—	—	—	(3)	—	—	(3)
Collection of stockholders’ note receivable	—	—	—	—	456	—	—	456
Conversion of reedemable convertible preferrred stock	24,000	24	40,387	—	—	—	—	40,411
SFAS 123R adoption	—	—	(827)	827	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	—	—	1,453
Tax benefit from exercise of stock options	—	—	1,131	—	—	—	—	1,131
Net proceeds from issuance of common stock, net of transaction costs	3,471	3	42,309	—	—	—	—	42,312
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	(2)
Net income	—	—	—	—	—	15,495	—	15,495

Total comprehensive income	—	—	—	—	—	—	—	15,493

Balance at December 31, 2006	37,897	$38	$97,072	$—	$—	$(7,076)	$(31)	$90,003

Exercise of stock options	1,011	1	1,611	—	—	—	—	1,612
Stock-based compensation expense	—	—	3,495	—	—	—	—	3,495
Tax benefit from exercise of stock options	—	—	5,688	—	—	—	—	5,688
Unrealized loss on marketable securities	—	—	—	—	—	—	(72)	(72)
Net income	—	—	—	—	—	21,127	—	21,127

Total comprehensive income	—	—	—	—	—	—	—	21,055

Balance at December 31, 2007	38,908	$39	$107,866	$—	$—	$14,051	$(103)	$121,853

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income	$18,936	$15,495	$21,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	505	611	1,154
Stock-based compensation	664	1,453	3,495
Tax benefits from exercise of stock options	—	—	(5,688)
Deferred income tax (benefit)	(7,622)	4,137	(527)
Changes in operating assets and liabilities:
Accounts receivable	(157)	(608)	129
Prepaid expenses and other assets	(184)	(1,481)	630
Income taxes payable	(72)	(16)	6,387
Accounts payable	6	103	615
Accrued expenses and other current liabilities	4	265	232
Accrued compensation and benefits	301	917	221
Deferred revenue	2,109	2,329	2,526

Net cash provided by operating activities	14,490	23,205	30,301
Cash flows from investing activities:
Purchase of property and equipment	(719)	(665)	(1,797)
Purchase of investments	—	—	(38,303)
Sale of investments			36,275
Acquisitions, net of cash acquired	(1,000)	—	(15,002)

Net cash used in investing activities	(1,719)	(665)	(18,827)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	—	42,309	—
Net proceeds from exercise of stock options	46	139	1,612
Net proceeds from exercise of warrants	250	450	—
Net proceeds from payment of notes receivable on options exercised and restricted stock purchased	—	456	—
Tax benefit from exercise of stock options	—	1,131	5,688

Net cash provided by financing activities	296	44,485	7,300

Net increase in cash and cash equivalents	13,067	67,025	18,774
Cash and cash equivalents at beginning of period	5,698	18,765	85,790

Cash and cash equivalents at end of period	$18,765	$85,790	$104,564

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$449	$4,115	$6,154
Settlement of contingent purchase price	$—	$—	$1,300

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

On July 13, 2001, the Company merged with PropertyFirst.com, Inc. (PropertyFirst), with LoopNet, Inc. being the surviving company. The merger was accounted for under the purchase method of accounting. In order to preserve the existing rights and preferences of the different classes and series of PropertyFirst and LoopNet capital stock, each company reorganized by forming its own holding company. The two holding companies were limited liability companies, or LLCs, and continued in separate existence after the business combination of LoopNet and PropertyFirst. The LLCs were the direct owners of LoopNet, Inc. and the LLC members were the beneficial owners. In May 2006, prior to its initial public offering, the Company reincorporated in Delaware via a merger with and into LoopNet, Inc., a Delaware corporation.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

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

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2005, 2006 and 2007.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. The Company has not recorded any impairment of assets in any of the periods presented.

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the annual impairment test during the fourth quarter of 2005, 2006 and 2007 and concluded that goodwill was not impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Intangible assets are comprised of customer relationships, acquired technology and a domain name acquired in connection with the acquisitions. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated
Useful Life

BizBuySell Acquisition (October 1, 2004)
Broker Relationships	8.3 years
Advertising Relationships	1.5 years
Technology	3 years
Domain name	Indefinite

Estimated
Useful Life

Cityfeet Acquisition (August 2, 2007)
Newspaper Relationships	5 years
Advertising Relationships	3 years
Pay for Performance Relationships	2 years
Technology	3 years
Domain name	5 years

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Revenue Recognition

The Company derives substantially all its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings. The Company recognizes revenue under the provisions of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition , when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

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

Advertising costs included in sales and marketing expenses were $752,000, $1,606,000 and $3,122,000 for the years ended December 31, 2005, 2006 and 2007 respectively.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive Income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2005, 2006 and 2007 were insignificant.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2009 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2008. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2008. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

(2)	Earnings per Share

For periods where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 , which established standards regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. EITF Issue No. 03-6 requires earnings available to common shareholders for the period, after deduction of redeemable convertible preferred stock dividends, to be allocated between the common and redeemable convertible preferred shareholders based on their respective rights to receive dividends. Basic EPS is then calculated by dividing income allocable to common shareholders (including the reduction for any undeclared, preferred stock dividends assuming current income for the period had been distributed) by the weighted average number of shares outstanding. EITF Issue No. 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to the Company’s common stock.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Weighted average common shares outstanding(1)	7,259	8,028	38,291

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to June 30, 2006		36,767

Weighted average common shares outstanding	7,259	23,913	38,291
Add dilutive common equivalents:
Stock options	2,094	2,562	2,101
Warrants	—	259	—
Unvested restricted stock(2)	933	568	280
Redeemable convertible preferred stock	21,827	10,341	—
Redeemable convertible preferred warrants	2,979	1,043	—

Shares used to compute diluted net income per share	35,092	38,686	40,672

(1)	For the year ended December 31, 2006 where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2005	2006	2007

Stock options	24	971	416

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2005	2006	2007

Calculation of basic net income per share(1):
Net income	$18,936	$6,665	N/A
Assumed preferred stock dividends	2,159	978	N/A

Net income, net of assumed stock dividends	$16,777	$5,687	N/A
Percent of net income allocable to common shareholders(2)	25%	26%	N/A
Net income allocable to common shareholders	4,194	1,479	N/A
Weighted average common shares outstanding	7,259	8,028	N/A
Basic net income per share — two-class method	$0.58	$0.18	N/A
Net income for period during which single class of equity securities was outstanding		$8,830	$21,127
Weighted average common shares outstanding		36,767	38,291
Basic earnings per share for period during which single class of equity securities were outstanding		$0.24
Basic earnings per share	$0.58	$0.42	$0.55

Calculation of diluted net income per share:
Net income	$18,936	$15,495	$21,127
Weighted average diluted shares outstanding	35,092	38,686	40,672
Diluted net income per share	$0.54	$0.40	$0.52

(1)	For the year ended December 31, 2006 where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Calculation of percent of net income allocable to common shareholders:

	Year Ended December 31,
	2005	2006	2007

Weighted average common shares outstanding	7,259	8,028	N/A
Weighted average redeemable convertible preferred shares outstanding	21,827	22,896	N/A
Weighted average common shares and preferred shares outstanding	29,086	30,924	N/A
Percent of net income allocable to common shareholders	25%	26%	N/A

(3)	Acquisitions

On October 1, 2004, the Company acquired BizBuySell, Inc. an online exchange for businesses for sale in North America, for $3,975,654 net of acquired cash, with $1.0 million of the purchase price contingent upon completion of a one-year transition agreement.

As a result of the acquisition the Company recorded intangible assets related to developed technology and customer relationships in the aggregate of $708,500 that are being amortized on a straight-line basis over their estimated lives of 1.5 to 8.3 years. Also included in other intangible assets is a trade name of $850,000 which has an indefinite life and is tested on an annual basis for impairment. The remaining excess purchase price over identified

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tangible and intangible assets of $2,417,154 has been recorded as goodwill. Amortization expense was $123,392 in 2005, $105,867 in 2006 and $96,575 in 2007.

The acquisition was accounted for as a business combination consistent with SFAS No. 141 Business Combinations, and the results of operations have been included in the Company’s consolidated financial statements since the acquisition date. The contingent cash consideration was subject to a transition agreement whereby $1.0 million was payable in two installments provided that certain performance measures are met. Through December 31, 2005, all such measures have been met and the Company has made the required payments.

The Company performed a valuation of the net assets acquired in the BizBuySell acquisition and allocated the original purchase price as follows (in thousands):

Customer relationships	$610
Technology	98
Domain name	850
Goodwill	2,417

$3,975

On August 2, 2007, the Company acquired all of the shares of capital stock (the “Acquisition”) of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursuant to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative, for a purchase price of $14.9 million net of acquired cash. In addition, the Company was obligated to make additional cash payments up to $3.0 million if certain performance targets are met, which would be treated as additional consideration for the acquisition. On January 18, 2008, the Company made a $1.3 million cash payment to settle the outstanding contingent payment. Cityfeet operates an online marketplace and distribution network for commercial property listings. Cityfeet’s distribution network will provide increased marketing exposure to LoopNet listers.

As a result of the acquisition the Company recorded intangible assets related to developed technology, customer relationships and a trade name in the aggregate of $1,404,000 that are being amortized on a straight-line basis over their estimated lives of 2 to 5 years, deferred tax assets of $1,913,000 and tangible assets net of assumed liabilities of $169,000. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible assets of $12,815,589 has been recorded as goodwill. Amortization expense was $159,375 in 2007.

The acquisition was accounted for as a business combination consistent with SFAS No. 141, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our preliminary allocation of the purchase price is summarized below (in thousands):

Customer relationships	$484
Developed technology	510
Domain name	410
Deferred tax asset	1,913
Net assets acquired	169
Goodwill	12,816

$16,302

The results of operations of Cityfeet have been included in the Company’s consolidated statements of income for the period subsequent to our acquisition of Cityfeet. Cityfeet’s results of operations for the periods prior to this

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition were not material to our consolidated statement of income and, accordingly, pro forma financial information has not been presented.

(4)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2006	2007

Computer equipment and purchased software	$5,071	$7,495
Office equipment and furniture (includes leasehold improvements)	561	692

	5,632	8,187
Less accumulated depreciation and amortization	(4,612)	(6,136)

	$1,020	$2,051

(5)	Intangible Assets, net

Intangible assets, net consists of the following (in thousands):

	As of December 31,
	2006	2007

Cost:
Customer relationships	$610	$1,094
Technology	98	608
Domain name	850	1,260

Total cost	1,558	2,962
Accumulated amortization:
Customer relationships	(172)	(298)
Technology	(74)	(169)
Domain name	—	(34)

Total accumulated amortization	(246)	(501)

Total	$1,312	$2,461

Expected amortization expense for acquisition-related intangible assets as of December 31, 2007 is as follows (in thousands):

2008	$455
2009	446
2010	341
2011	154
2012 and thereafter	126

$1,522

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$287	$3,631	$11,056
State	92	932	2,739

Total	$379	$4,562	$13,795
Deferred:
Federal	$(6,207)	$3,259	$(447)
State	(1,415)	728	(80)

Total	$(7,622)	$3,987	$(527)

Income tax expense (benefit)	$(7,243)	$8,550	$13,268

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007

Statutory federal tax rate	34.0%	34.0%	35.0%
State tax rate, net of federal benefit	(7.5)%	4.6%	5.1%
Change in valuation allowance	(88.4)%	(4.9)%	(2.1)%
Other adjustments	0.0%	1.9%	0.6%
Effective tax rate	(61.9)%	35.6%	38.6%

The tax effects of temporary differences that give rise to significant components of deferred tax assets are as follows (in thousands):

	As of December 31,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$10,945	$13,545
Property and equipment	8	(14)
Tax credits	1,210	1,234
Deferred income	726	1,350
Intangibles	0	(507)
Valuation allowance	(9,404)	(10,114)

Total deferred tax assets	$3,485	$5,494

As of December 31, 2007, the Company continued to maintain a valuation allowance of approximately $10.1 million for certain federal and state net operating loss carryforwards due to the uncertainty of realization. In the fourth quarter of 2005, the Company determined that it is more likely than not that it would generate sufficient taxable income from operations to realize tax benefits arising from the use of our net operating loss carryforwards to reduce the income tax owed on taxable income. Prior to the fourth quarter of 2005, the Company recorded a valuation allowance on the deferred tax assets associated with these future tax benefits due to the fact that because it was not certain sufficient taxable income would be generated in the future. The release of a portion of the valuation allowance in the fourth quarter of 2005 resulted in a tax benefit of approximately $7.6 million that was recognized in

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our results from operations. During 2007 the Company utilized $2.7 million of net operating loss carryforwards against 2007 taxable income. During 2006 the Company utilized $12.2 million of net operating loss carryforwards against 2006 taxable income. During 2005 the Company utilized $11.5 million of net operating loss carryforwards against 2005 taxable income.

At December 31, 2007 the Company had approximately $34.2 million of federal and $17.7 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2017 for federal and 2009 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company was limited to using $2.7 million of net operating losses to offset taxable income in 2007 and estimates that the Company will be able to utilize approximately $3.7 million in 2008 and each year thereafter until 2011, $2.8 million in 2012 and $2.0 million each year thereafter until 2021.

(7)	Stock Option Plan

The Company adopted the 2006 Equity Incentive Plan (the 2006 Plan), which became effective on completion of our initial public offering in June 2006. The 2006 Plan provides for the grant of stock options, stock appreciation rights, stock units and other similar stock awards. Options granted under the 2006 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, or non-qualified stock options. Through December 31, 2006 the Board of Directors had reserved 7,000,000 shares of common stock to be issued in conjunction with the 2006 Plan. This plan provides for an automatic annual increase in the number of shares on January 1st of each year for the life of the plan starting 2007, equal to the least of (i) 1,800,000 shares, (ii) 4% of the shares outstanding as of the end of the prior fiscal year, or (iii) a lesser number determined by the Board of Directors or Compensation Committee.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity is as follows:

	Options outstanding		Options exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price

Outstanding at December 31, 2004	2,884,464	$0.10	1,675,286	$0.10
Granted	921,684	$1.31
Exercised	(827,702)	$0.10
Cancelled	(294,668)	$0.17

Outstanding at December 31, 2005	2,683,778	$0.51	1,214,352	$0.11

Granted	1,803,976	$9.40
Exercised	(548,841)	$0.25
Cancelled	(201,145)	$6.14

Outstanding at December 31, 2006	3,737,768	$4.53	1,349,454	$0.76

Granted	1,157,500	$17.56
Exercised	(1,011,172)	$1.59
Cancelled	(245,714)	$12.84

Outstanding at December 31, 2007	3,638,382	$8.93	1,339,128	$4.59

Additional information regarding stock options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Number	Exercise	Contractual
Exercise prices	Outstanding	Life (years)	Price	Exercisable	Price	Life (years)

$0.10	750,454	5.55	$0.10	611,513	$0.10
$ 0.23 - $ 4.08	1,097,065	7.89	3.29	398,393	3.11
$10.65 - $12.00	217,912	5.45	11.89	65,384	11.88
$12.10 - $12.98	102,292	5.69	12.38	29,183	12.38
$13.00 - $14.86	236,600	6.10	13.80	47,724	14.02
$15.25 - $15.58	163,096	5.59	15.26	50,995	15.26
$15.83 - $17.51	622,088	6.20	16.13	111,641	16.11
$18.24 - $19.09	205,375	6.26	18.67	21,485	18.60
$19.10 - $22.92	223,000	6.59	21.71	2,498	20.12
$22.93 - $24.40	20,500	6.54	24.15	312	24.40

	3,638,382	6.51	$8.93	1,339,128	$4.59	6.15

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the fair value based method as prescribed by SFAS No. 123 had been applied to all outstanding awards in each period (in thousands, except per share data):

Year Ended
December 31,
2005

Net income, as reported	$18,936
Add: Stock-based employee compensation expense included in net income available to stockholders, net of related tax effects	664
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(650)
Pro forma net income	$18,950

Earnings per share
Basic — as reported	$0.58

Diluted — as reported	$0.54

Basic — pro forma	$0.58

Diluted — pro forma	$0.54

In connection with the adoption of SFAS 123R (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected option term for the year ended December 31, 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the year ended December 31, 2007 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. Volatility for 2005 was based on the minimum value method.

The fair value of each option or restricted stock grant is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2005	2006	2007

Risk-free interest rate	4.05%	4.76%	4.43%
Expected volatility	0%	53%	44%
Expected life	4 years	5.3 years	4.6 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2005, 2006 and 2007 was $1.22, $4.73, and $7.60 respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2005, 2006 and 2007 totaled $1.0 million, $4.8 million and $4.1 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2007 were $18.6 million and $12.6 million, respectively.

For the year ended December 31, 2007, the Company’s stock-based compensation expense related to stock option grants and restricted stock was $3.5 million. As of December 31, 2007, there was $10.5 million of unrecognized compensation related to unvested stock options and restricted stock. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Unvested restricted stock as of December 31, 2005, 2006 and 2007 was 765,520, 407,533 and 174,087, respectively.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from options exercised for 2005, 2006 and 2007 was $46,000, $139,000 and $1,612,000, respectively. Tax benefits realized from tax deductions associated with options exercises for 2005, 2006 and 2007 totaled $0, $1.1, and $5.7 million, respectively.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007

Cost of revenues	$18	$151	$357
Sales and marketing	146	686	1,358
Technology and product development	350	195	600
General and administrative	150	421	1,180

Total	$664	$1,453	$3,495

(8)	Commitments and Contingencies

Leases

The Company leases office space in San Francisco, California and Monrovia, California. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2011. Future minimum payments under these noncancelable operating leases as of December 31, 2007, are as follows (in thousands):

2008	$1,084
2009	640
2010	652
2011	271
2012 and thereafter	0

$2,647

Rent expense under operating leases for the years ended December 31, 2005, 2006 and 2007 totaled approximately $838,000, $1,100,000 and $1,628,000, respectively.

Litigation

On November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s Terms of Use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. That motion is currently set for hearing on March 17, 2008. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.

On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. The Company’s response to the Complaint is due on or about March 27, 2008. Discovery in the action has not

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yet commenced. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.

Currently, there is no other material litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

(9)	401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. Beginning January 1, 2005 the Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The company contributed $232,562, $299,797 and $434,118 for the years ended December 31, 2005, 2006 and 2007, respectively.

EXHIBIT INDEX

2	.2*	Amendment to Stock Purchase Agreement with Cityfeet.com
3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2		Bylaws (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10+	Fiscal Year 2008 Bonus Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
10	.10+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney (see signature page)
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.