Form 10-Q
period 2008-03-31
LoopNet, Inc.
filed 2008-05-09
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☑
As of April 30, 2008, there were 35,726,298 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,564	$72,964
Short-term investments	3,325	3,304
Accounts receivable, net of allowance of $105 and $119, respectively	1,190	1,465
Prepaid expenses and other current assets	796	756
Deferred income taxes	298	298

Total current assets	110,173	78,787

Property and equipment, net	2,051	1,936
Goodwill	15,233	15,090
Intangibles, net	2,461	2,347
Deferred income taxes	5,196	4,899
Deposits and other noncurrent assets	2,245	2,532

Total assets	$137,359	$105,591

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$828	$657
Accrued compensation and benefits	2,479	1,707
Accrued liabilities	1,964	1,315
Income taxes payable	698	2,362
Deferred revenue	9,537	10,314

Total current liabilities	15,506	16,355

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 38,908,302 and 39,004,633 shares issued, respectively; and 38,908,302 and 35,698,470 shares outstanding, respectively	39	39
Additional paid in capital	107,866	109,594
Other comprehensive loss	(103)	(157)
Treasury stock, at cost, 3,306,163 shares	—	(39,145)
Retained earnings	14,051	18,905

Total stockholders’ equity	121,853	89,236

Total liabilities and stockholders’ equity	$137,359	$105,591

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2007	2008

Revenues	$15,515	$20,590
Cost of revenue (1)	1,780	2,414

Gross margin	13,735	18,176

Operating expenses (1):
Sales and marketing	3,259	4,841
Technology and product development	1,350	1,993
General and administrative	2,569	4,056

Total operating expenses	7,178	10,890

Income from operations	6,557	7,286

Interest and other income, net	1,193	975

Income before tax	7,750	8,261
Income tax expense	3,201	3,407

Net income	$4,549	$4,854

Net income per share
Basic	$0.12	$0.13

Diluted	$0.11	$0.12

Weighted average shares
Basic	37,772	37,460

Diluted	40,488	39,117

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$67	$115
Sales and marketing	238	553
Technology and product development	91	246
General and administrative	159	438

Total	$555	$1,352

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$4,549	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	178	419
Stock-based compensation	555	1,352
Tax benefits from exercise of stock options	—	(249)
Deferred income tax	155	298
Changes in operating assets and liabilities:
Accounts receivable	(46)	(275)
Prepaid expenses and other assets	712	104
Income taxes payable	737	1,913
Accounts payable	116	(171)
Accrued expenses and other current liabilities	122	652
Accrued compensation and benefits	(850)	(773)
Deferred revenue	1,348	777

Net cash provided by operating activities	7,576	8,901

Cash flows from investing activities:
Purchase of property and equipment	(461)	(182)
Purchase of investments	(18,048)	(250)
Acquisition, net of acquired cash	—	(1,300)

Net cash used in investing activities	(18,509)	(1,732)

Cash flows from financing activities:
Net proceeds from exercise of stock options	270	127
Repurchase of common stock	—	(39,145)
Tax benefits from exercise of stock options	1,690	249

Net cash provided by (used in) financing activities	1,960	(38,769)

Net decrease in cash and cash equivalents	(8,973)	(31,600)
Cash and cash equivalents at beginning of period	85,790	104,564

Cash and cash equivalents at end of period	$76,817	$72,964

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2008, the statements of income for the three months ended March 31, 2007 and 2008 and the statements of cash flows for the three months ended March 31, 2007 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and include normal and recurring adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this statement effective January 1, 2008 and management has determined that there has been no significant impact on the Company’s financial statements since its adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No.159) — including an Amendment of FASB No. 151. Under SFAS No. 159, the Company may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of 2008. Currently, the Company does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141(R) no later than the first quarter of fiscal 2009 and we are currently assessing the impact the adoption will have on our financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No.160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No.160 no later than the first quarter of fiscal 2009 and we are currently assessing the impact the adoption will have on our financial position and results of operations.

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008

Weighted average common shares outstanding	37,772	37,460
Add dilutive common equivalents:
Stock options	2,343	1,503
Restricted stock units	—	3
Unvested restricted stock (1)	373	151

Shares used to compute diluted net income per share	40,488	39,117

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Stock options	140	1,498
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended
	March 31,
	2007	2008

Net income	$4,549	$4,854
Weighted average common shares outstanding	37,772	37,460

Basic earnings per share	$0.12	$0.13

Calculation of diluted net income per share:

Net income	$4,549	$4,854
Weighted average diluted shares outstanding	40,488	39,117

Diluted net income per share	$0.11	$0.12

Note 3 — Acquisitions
     On August 2, 2007, the Company acquired all of the shares of capital stock (the “Acquisition”) of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursuant to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative, for a purchase price of $14.9 million net of acquired cash. In addition, the Company was obligated to make additional cash payments up to $3.0 million if certain performance targets were met, which would be treated as additional consideration for the acquisition. On January 18, 2008, the Company made a $1.3 million cash payment to settle the outstanding contingent payment.
Note 4 — Stock-Based Compensation
     In the first quarter of 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three month period ended March 31, 2008 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three month period ended March 31, 2008 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2007	2008
Risk-free interest rate	4.65%	2.75%
Expected volatility	47%	41%
Expected life	4.6 years	4.6 years
Dividend yield	0%	0%
     The weighted-average fair value of options granted during the three month period ended March 31, 2007 and 2008 was $7.19 and $4.35, respectively, using the Black-Scholes option-pricing model.
     Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Cost of revenue	$67	$115
Sales and marketing	238	553
Technology and product development	91	246
General and administrative	159	438

Total	$555	$1,352

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
Outstanding at December 31, 2007	3,638,382	$8.93	6.51	1,339,128	$4.59	6.15
Granted	1,129,496	$11.39
Exercised	(96,329)	$12.27
Cancelled	(73,977)	$12.20

Outstanding at March 31, 2008	4,597,572	$9.65	6.36	1,492,688	$5.38	5.90

     A summary of the Company’s unrestricted stock unit activity is as follows:

Unvested Restricted Stock Units
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	shares	Fair Value	Life (Years)

Balance at December 31, 2007	—	$—	N/A
Granted	135,000	$12.04
Vested	—	$—
Cancelled	—	$—

Outstanding at March 31, 2008	135,000	$12.04	2.35

Note 5 — Income Taxes
     The Company recorded a provision for income taxes of $3.4 million for the three month period ended March 31, 2008, based upon a 41.2% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 6 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. During the first quarter of 2008, the Company repurchased approximately 3.3 million shares at an average price of $11.84 per share. As of March 31, 2008, $10.9 million remained available for further purchases under the program.
     These repurchased shares are recorded as treasury stock and are accounted for under the cost method.
     The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the Company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Note 7 — Litigation and Other Contingencies
     Litigation and Other Legal Matters
     On November 15, 2007, the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s terms of use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. That motion was heard and taken under submission on March 17, 2008, and the parties are awaiting a ruling from the Court. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.
     On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. On or about March 27, 2008, the Company filed an Answer to the Complaint in which it denied the material allegations of the Complaint and set forth various affirmative defenses. Discovery in the action has not yet commenced. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.
     On or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd. The Complaint seeks unspecified damages, injunctive relief, attorneys fees and costs. The Company believes it has meritorious defenses to Real Estate Alliance Ltd.’s claims and intends to vigorously defend itself against those claims.
Note 8 — Subsequent Events
     On April 7, 2008, the Company acquired all of the shares of capital stock (the “Acquisition”) of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.4 million.
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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 per month during 2006, approximately 900,000 per month during 2007, and approximately 950,000 per month during the first quarter of 2008 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members has grown from approximately 1.1 million registered members as of December 31, 2005, to over 1.7 million registered members as of December 31, 2006, to over 2.5 million registered members as of December 31, 2007, and to over 2.7 million registered members as of March 31, 2008. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, and to over 88,000 premium members as of December 31, 2007 and March 31, 2008. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2008 in our average monthly conversion rate to approximately 3.2% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 19% increase in the average monthly subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets continued to experience some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. In the first quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing, we believe our monthly cancellation rate during the remainder of 2008 will range from 4.5% to 6.5%. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005, to $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007 and to $59.20 in the first quarter of 2008. We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and 2006, 77% of our revenue in 2007, and 76% of our revenue in the three month period ended March 31, 2008. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and to approximately 596,000 as of March 31, 2008. The number of property profiles that were viewed by our registered members increased from 38.3 million in the first quarter of 2007 to 44.2 million in the first quarter of 2008.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $31.0 million in 2005, to $48.4 million in 2006, and to $70.7 million in 2007. We had revenues of $20.6 million in the three month period ended March 31, 2008. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $59.20 per month during the first quarter of 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the first quarter of 2008 the commercial real estate credit markets experienced some degree of tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe the credit tightening caused our premium membership cancellation rates to exceed our historical levels during the first quarter of 2008.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2007	2008
	(unaudited)
Revenues	100.0%	100.0%
Cost of revenue	11.5	11.7

Gross margin	88.5	88.3

Operating expenses:
Sales and marketing	21.0	23.5
Technology and product development	8.7	9.7
General and administrative	16.6	19.7

Total operating expenses	46.3	52.9

Income from operations	42.3	35.4

Interest and other income, net	7.7	4.7

Income before tax	50.0	40.1
Income tax expense	20.6	16.5

Net income	29.3%	23.6%

Comparison of Three Months Ended March 31, 2007 and 2008
     Revenues

	Three Months Ended March 31,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Revenues	$15,515	$20,590	$5,075	32.7%
Premium members at March 31	84,483	88,226	3,743	4.4%
     The increase in revenues was due largely to an increase of approximately 19.0% in the average monthly price of a premium membership, as well as increased adoption of our premium membership product.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as a result of the larger revenue base and the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended March 31,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Cost of revenues	$1,780	$2,414	$634	35.6%
Percentage of revenues	11.5%	11.7%
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
     We expect cost of revenues to increase in absolute dollar amounts and potentially as a percentage of revenues, as we continue to expand our business and absorb the recent acquisition of REApplications, Inc. (see Note 8 to our condensed consolidated financial statements for a description of this acquisition).

Sales and Marketing

	Three Months Ended March 31,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Sales and marketing	$3,259	$4,841	$1,582	48.5%
Percentage of revenues	21.0%	23.5%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $553,000 in the first quarter of 2008 compared to $238,000 in the first quarter of 2007.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members and launch and support new products and services.
Technology and Product Development

	Three Months Ended March 31,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Technology and product development	$1,350	$1,993	$643	47.6%
Percentage of revenues	8.7%	9.7%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $246,000 in the first quarter of 2008 compared to $91,000 in the first quarter of 2007.
     We expect technology and product development expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we hire more personnel and continue to build the infrastructure required to support the development of new products and services.
General and Administrative

	Three Months Ended March 31,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
General and administrative	$2,569	$4,056	$1,487	57.9%
Percentage of revenues	16.6%	19.7%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation matters (see Note 7 to our condensed consolidated financial statements for a description on litigation matters). Also contributing to the increase was higher stock-based compensation, which increased to $438,000 in the first quarter of 2008 compared to $159,000 in the first quarter of 2007.
     We expect general and administrative expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to absorb the expenses associated with being a public company and incur additional litigation related costs.
     Interest Income
     Interest and other income decreased by $218,000 to $975,000 in the three months ended March 31, 2008, from $1,193,000 in the three months ended March 31, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of March 31, 2008, we held $76.3 million in cash, cash equivalents and short-term investments, compared to $98.1 million in cash, cash equivalents and short-term investments as of March 31, 2007.

     Income Taxes
     We recorded a provision for income taxes of $3.4 million for the three month period ended March 31, 2008, based upon a 41.2% effective tax rate for the full year of 2008. The effective tax rate is based upon our estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2007	2008
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$7,576	$8,901
Cash used in investing activities	(18,509)	(1,732)
Cash provided by (used in) financing activities	1,960	(38,769)
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
     As of March 31, 2008, our cash, cash equivalents and short-term investments totaled $76.3 million, compared to $98.1 million in cash, cash equivalents and short-term investments as of March 31, 2007.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
     Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $7.6 million and $8.9 million in the three months ended March 31, 2007 and 2008, respectively. The increase in cash provided by operating activities in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 was primarily due to increased net income generated by the company and increases in deferred revenue related to prepaid subscriptions. The increase in net income is primarily related to higher revenue, due primarily to higher average monthly prices for our premium membership product and to increased adoption of our premium membership product. The increase in deferred revenue is primarily related to an increase in the number of premium members who have prepaid for quarterly or annual subscriptions.
     Investing Activities
     Cash used in investing activities in the three months ended March 31, 2008 of $1.7 million was attributable to a $1.3 million contingent purchase price payment related to the August 2007 acquisition of CityFeet.com, the purchase of investments of $250,000, and capital expenditures of $182,000 for the purchase of computer equipment.
     Cash used in investing activities in the three months ended March 31, 2007 of $18.5 million was attributable to the purchase of investments of $18.0 million and capital expenditures of $461,000 for the purchase of computer equipment, office equipment and furniture and leasehold improvements.
     Financing Activities
     Cash used in financing activities in the three months ended March 31, 2008 of $38.8 million was primarily attributable to the Company’s stock repurchases in the amount of $39.1 million partially offset by $127,000 of proceeds from the exercise of stock options and a $249,000 tax benefit from the exercise of stock options.
     Cash provided by financing activities in the three months ended March 31, 2007 of $2.0 million consisted of $300,000 of proceeds from the exercise of stock options and a $1.7 million tax benefit from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high- quality, interest-bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements. There have not been any material changes during the period covered by this Quarterly Report on Form 10-Q to our primary market risk exposures, or how these exposures are managed.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On November 15, 2007, the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s terms of use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. That motion was heard and taken under submission on March 17, 2008, and the parties are awaiting a ruling from the Court. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.
     On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. On or about March 27, 2008, the Company filed an Answer to the Complaint in which it denied the material allegations of the Complaint and set forth various affirmative defenses. Discovery in the action has not yet commenced. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims.
     On or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd. The Complaint seeks unspecified damages, injunctive relief, attorneys fees and costs. The Company believes it has meritorious defenses to Real Estate Alliance Ltd.’s claims and intends to vigorously defend itself against those claims.

Item 1A. Risk Factors.
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 4, 2008. We do not believe any of the changes constitute material changes from the risk factors previously disclosed.
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
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell marketplace, RecentSales subscribers, and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2008 in our basic to premium conversion rate to approximately 3.2% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 19% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced further tightening as a result of the subprime issues affecting the residential real estate credit markets. In the first quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing we believe our monthly cancellation rate for the remainder of 2008 will range from 4.5% to 6.5%.
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
     Additionally, the National Association of REALTORS®, or NAR, its local boards of REALTORS®, its various affiliates, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and as of March 31, 2008 we had approximately 596,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Quarterly Report on Form 10-Q:
•	rates of member adoption and retention;

•	changes in our pricing strategy and timing of changes;

•	changes in our marketing or other corporate strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges;

•	the amount and timing of litigation related expenses;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.
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
     For example, as of March 31, 2008, more than 27% of our premium members were based in California and more than 12% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
If we are unable to introduce new or upgraded services or products that our customers recognize as valuable, we may fail to attract new customers or retain existing customers. Our efforts to develop new and upgraded products and services could require us to incur significant costs.
     To continue to attract new members to our online marketplace, we may need to continue to introduce new products or services. We may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. For example, in early 2006 we introduced our RecentSales product and aerial imagery MapSearch feature to address perceived customer needs and to add additional searching enhancements, both of which utilize content and technology licensed from third parties. The introduction of these improvements imposed costs on our business and required the use of our resources, and there is no guarantee that we will continue to be able to access these technologies and content on commercially reasonable terms or at all. If customers or potential customers do not recognize the value of our new services or enhancements to existing services, they might choose not to become premium members or to otherwise utilize our marketplace.
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
     As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 266 employees as of December 31, 2007, and we had 265 employees as of March 31, 2008. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability.
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
     We may be subject to claims against us alleging infringement of the intellectual property rights of others, including our competitors. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle and could significantly divert our management’s attention from other business concerns. For example, as described in Item 1 of Part II, on or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd.
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
     We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take additional action, against competitors or other parties who we believe to be infringing our intellectual property. For example, as described in Item 1 of Part II, on November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. These measures could also be expensive and could significantly divert our management’s attention from other business concerns.

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
     We have made recent acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc., on August 2, 2007, we acquired Cityfeet.com Inc., and on April 7, 2008, we acquired REApplications, Inc. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from the normal daily operations of our business;

•	inability to maintain the key business relationships and the reputations of acquired businesses;

•	entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	dependence on unfamiliar affiliates and partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	reduction or replacement of the sales of existing services by sales of products or services from acquired lines of business;

•	responsibility for the liabilities of acquired businesses;

•	inability to maintain our internal standards, controls, procedures and policies; and

•	potential loss of key employees of the acquired companies.
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
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls has increased our general and administrative costs in 2007 and the first quarter of 2008 and is likely to do so in the future. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.
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
     An important aspect of the new Internet-focused laws is that where federal legislation is absent, states have begun to enact consumer-protective laws of their own and these vary significantly from state to state. Thus, it is difficult for any company to be sufficiently aware of the requirements of all applicable state laws, and it is further difficult or impossible for any company to fully comply with their inconsistent standards and requirements. In addition to the consequences that could result from violating one or another state’s laws, the cost of attempting to comply will be considerable. Also, as our business grows to be world-wide, we will be required to comply with the laws of foreign countries, and the costs of that compliance effort will be considerable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We had no issuance of unregistered securities during the three months ended March 31, 2008.
     On June 6, 2006, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File No. 333-132138) for our initial public offering. The net offering proceeds received by us in the offering after deducting total estimated expenses, including the underwriters’ discount were $42,309,000. As of March 25, 2008, approximately $39 million was used from the offering in funding our stock repurchases and the remainder of the proceeds was used in funding other corporate operations.
Issuer Purchases of Equity Securities
Stock repurchase activity during the three months ended March 31, 2008 was as follows (dollars in thousands except per share amounts):

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
Period	(#) (1)	Paid per Share ($)	Programs (#)	Programs ($) (1)
January 1 — January 31, 2008	0	N/A	0	0
February 1 — February 29, 2008	2,349,222	$11.77	2,349,222	$22,342
March 1 — March 31, 2008	956,941	$12.00	956,941	$10,855
Total	3,306,163	$11.84	3,306,163

(1)	The shares repurchased in the three months ended March 31, 2008 were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50 million. This program is subject to business and market conditions, and may be suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     In May 2008, we renewed the existing San Francisco, California lease for approximately 36,779 square feet of office space. In addition, we entered into an expansion of the lease, covering an additional 9,378 square feet of space. The amendment to the lease effecting this renewal and expansion commences in June, 2008 and has a seven year term with an expiration date of May, 2015 and a current base rate of approximately $1,892,000 per year.
Item 6. Exhibits.

Exhibits:
10.12	*	Seventh Amendment to Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc.

31.1		Rule 13a-14(a) Certification (CEO)

31.2		Rule 13a-14(a) Certification (CFO)

32.1		Section 1350 Certification (CEO)

32.2		Section 1350 Certification (CFO)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: May 9, 2008	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: May 9, 2008	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX

Exhibits:
10.12	*	Seventh Amendment to Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc.

31.1		Rule 13a-14(a) Certification (CEO)

31.2		Rule 13a-14(a) Certification (CFO)

32.1		Section 1350 Certification (CEO)

32.2		Section 1350 Certification (CFO)

*	Filed herewith.