Form 10-Q
period 2008-06-30
LoopNet, Inc.
filed 2008-08-04
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes    ☐      No    ☑
As of July 31, 2008, there were 35,563,350 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2007	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,564	$66,183
Short-term investments	3,325	3,334
Accounts receivable, net of allowance of $105 and $133, respectively	1,190	1,872
Prepaid expenses and other current assets	796	2,394
Deferred income taxes	298	298

Total current assets	110,173	74,081

Property and equipment, net	2,051	2,292
Goodwill	15,233	22,234
Intangibles, net	2,461	5,177
Deferred income taxes	5,196	4,512
Deposits and other noncurrent assets	2,245	2,761

Total assets	$137,359	$111,057

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$828	$915
Accrued compensation and benefits	2,479	2,151
Accrued liabilities	1,964	1,555
Income taxes payable	698	—
Deferred revenue	9,537	10,746

Total current liabilities	15,506	15,367

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 38,908,302 and 39,083,873 shares issued, respectively; and 38,908,302 and 35,777,710 shares outstanding, respectively	39	39
Additional paid in capital	107,866	111,509
Other comprehensive loss	(103)	(152)
Treasury stock, at cost, 3,306,163 shares	—	(39,145)
Retained earnings	14,051	23,439

Total stockholders’ equity	121,853	95,690

Total liabilities and stockholders’ equity	$137,359	$111,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues	$17,022	$22,027	$32,537	$42,617
Cost of revenue (1)	1,874	2,704	3,654	5,118

Gross margin	15,148	19,323	28,883	37,499

Operating expenses (1):
Sales and marketing	3,577	4,822	6,836	9,664
Technology and product development	1,569	2,355	2,919	4,347
General and administrative	2,849	4,949	5,419	9,005

Total operating expenses	7,995	12,126	15,174	23,016

Income from operations	7,153	7,197	13,709	14,483

Interest and other income, net	1,313	478	2,506	1,454

Income before tax	8,466	7,675	16,215	15,937

Income tax expense	3,367	3,141	6,567	6,549

Net income	$5,099	$4,534	$9,648	$9,388

Net income per share
Basic	$0.13	$0.13	$0.25	$0.26

Diluted	$0.13	$0.12	$0.24	$0.25

Weighted average shares
Basic	38,144	35,631	37,959	36,582

Diluted	40,682	37,130	40,584	38,128

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$94	$139	$161	$255
Sales and marketing	351	525	589	1,078
Technology and product development	150	327	241	572
General and administrative	280	515	439	953

Total	$875	$1,506	$1,430	$2,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$9,648	$9,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	397	996
Stock-based compensation	1,430	2,858
Tax benefits from exercise of stock options	(5,189)	(531)
Deferred income tax	(461)	(331)
Changes in operating assets and liabilities:
Accounts receivable	(400)	(307)
Prepaid expenses and other assets	(713)	(1,679)
Income taxes payable	5,189	(167)
Accounts payable	523	81
Accrued expenses and other current liabilities	(53)	887
Accrued compensation and benefits	(479)	(347)
Deferred revenue	1,982	827

Net cash provided by operating activities	11,874	11,675

Cash flows from investing activities:
Purchase of property and equipment	(1,171)	(721)
Purchase of investments	(30,276)	(500)
Acquisitions, net of acquired cash	—	(10,475)

Net cash used in investing activities	(31,447)	(11,696)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,033	254
Repurchase of common stock	—	(39,145)
Tax benefits from exercise of stock options	5,189	531

Net cash provided by(used in)financing activities	6,222	(38,360)

Net decrease in cash and cash equivalents	(13,351)	(38,381)

Cash and cash equivalents at beginning of period	85,790	104,564

Cash and cash equivalents at end of period	$72,439	$66,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2008, the statements of income for the three and six months ended June 30, 2007 and 2008 and the statements of cash flows for the six months ended June 30, 2007 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and include normal and recurring adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this statement effective January 1, 2008 and there has been no significant impact on the Company’s financial statements since its adoption.
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

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Weighted average common shares outstanding	38,144	35,631	37,959	36,582
Add dilutive common equivalents:
Stock options	2,229	1,423	2,284	1,463
Restricted stock units	—	12	—	8
Unvested restricted stock (1)	309	64	341	75

Shares used to compute diluted net income per share	40,682	37,130	40,584	38,128

(1)	Outstanding unvested restricted common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Stock options	38	1,749	229	1,792
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Calculation of basic net income per share:

Net income	$5,099	$4,534	$9,648	$9,388
Weighted average common shares outstanding	38,144	35,631	37,959	36,582

Basic earnings per share	$0.13	$0.13	$0.25	$0.26

Calculation of diluted net income per share:

Net Income	$5,099	$4,534	$9,648	$9,388
Weighted average diluted shares outstanding	40,682	37,130	40,584	38,128

Diluted net income per share	$0.13	$0.12	$0.24	$0.25

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
     On April 7, 2008, the Company acquired all of the shares of capital stock (the “Acquisition”) of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.
     The Acquisition was accounted for as a business combination consistent with SFAS No. 141 Business Combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

Customer relationships	$120
Domain name	480
Developed technology	2,490
Net assets acquired	100
Deferred Tax Liability	(1,302)
Goodwill	7,287

$9,175

     Customer relationships, developed technology and the domain name have a weighted average useful life of 6.3 years.
     The results of operations of REApps have been included in the Company’s condensed consolidated statements of income for the period subsequent to our acquisition of REApps. REApps’s results of operations for the periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.
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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and six month periods ended June 30, 2008 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and six month periods ended June 30, 2008 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Risk-free interest rate	4.76%	3.16%	4.71%	2.95%
Expected volatility	45%	42%	46%	41%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended June 30, 2007 and 2008 was $8.42 and $5.11, respectively, and during the six month periods ended June 30, 2007 and 2008 was $7.40 and $4.52, respectively, using the Black-Scholes option-pricing model.

Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Cost of revenue	$94	$139	$161	$255
Sales and marketing	351	525	589	1,078
Technology and product development	150	327	241	572
General and administrative	280	515	439	953

Total	$875	$1,506	$1,430	$2,858

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
Outstanding at December 31, 2007	3,638,382	$8.93	6.51	1,339,128	$4.59	6.15
Granted	1,129,496	$11.39
Exercised	(96,329)	$12.27
Cancelled	(73,977)	$12.20

Outstanding at March 31, 2008	4,597,572	$9.65	6.36	1,492,688	$5.38	5.90
Granted	318,500	$13.05
Exercised	(79,237)	$12.60
Cancelled	(110,115)	$14.80

Outstanding at June 30, 2008	4,726,720	$9.89	6.16	1,730,917	$6.52	5.75

     A summary of the Company’s unvested restricted stock unit activity is as follows:

Unvested Restricted Stock Units
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	shares	Fair Value	Life (Years)
Balance at December 31, 2007	—	$—	—
Granted	135,000	$12.04
Vested	—	$—
Cancelled	—	$—

Outstanding at March 31, 2008	135,000	$12.04	2.35
Granted	—	$—
Vested	—	$—
Cancelled	—	$—

Outstanding at June 30, 2008	135,000	$12.04	2.11

Note 5 — Income Taxes
     The Company recorded a provision for income taxes of $6.5 million for the six month period ended June 30, 2008, based upon a 41.1% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 6 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. As of June 30, 2008, the Company repurchased approximately 3.3 million shares at an average price of $11.84 per share and $10.9 million remained available for further purchases under the program.
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
Note 7 — Litigation and Other Contingencies
     Litigation and Other Legal Matters
     On or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd. The Complaint seeks unspecified damages, attorneys fees and costs. The Company believes it has meritorious defenses to Real Estate Alliance Ltd.’s claims and intends to vigorously defend itself against those claims.
     There have been no material developments in our other pending legal proceedings reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
Note 8 — Subsequent Events
     On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50 million of the Company’s common stock.
     On July 29, 2008, the Company acquired all of the shares of capital stock (the “Acquisition”) of LandAndFarm.com, a private company incorporated in Massachusetts pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the shareholder of LandAndFarm.com.

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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 per month during 2006, approximately 900,000 per month during 2007, and approximately 870,000 per month during the second quarter of 2008 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members has grown from approximately 1.1 million registered members as of December 31, 2005, to over 1.7 million registered members as of December 31, 2006, to over 2.5 million registered members as of December 31, 2007, and to over 2.9 million registered members as of June 30, 2008. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, to over 88,000 premium members as of December 31, 2007 and is currently over 86,000 premium members as of June 30, 2008. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2008 in our average monthly conversion rate to approximately 2.9% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity, and an approximately 21% increase in the average monthly subscription prices which we charge our premium members. Sale and Leasing activity in the Commercial Real Estate market that we serve has slowed, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transaction. In the second quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced, the slowdown in overall transaction activity in the industry, and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing, we believe our monthly cancellation rate during the remainder of 2008 will range from 4.5% to 6.5%. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005, to $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007 and to $62.13 in the second quarter of 2008. We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and 2006, 77% of our revenue in 2007, and 75% of our revenue in the six month period ended June 30, 2008. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and to approximately 623,000 as of June 30, 2008. The number of property profiles that were viewed by our registered members increased from 39.0 million in the second quarter of 2007 to 43.2 million in the second quarter of 2008.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $31.0 million in 2005, to $48.4 million in 2006, and to $70.7 million in 2007. We had revenues of $22.0 and $42.6 million in the three and six month periods ended June 30, 2008. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $62.13 per month during the second quarter of 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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
     We have experienced seasonality in our business in the past, and expect to continue to experience it in the future. While individual geographic markets vary, commercial real estate transaction activity is fairly consistent throughout the year, with the exception of a slow-down during the end-of-year holiday period. The impact that this has had on our business is that the growth rate in the fourth quarter of each year, has been slower than in the first three quarters of each year. We expect this pattern to continue.
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the first six months of 2008 the commercial real estate credit markets experienced tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe the credit tightening caused our premium membership cancellation rates to exceed our historical levels during the second quarter of 2008.
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.0	12.3	11.2	12.0

Gross margin	89.0	87.7	88.8	88.0

Operating expenses
Sales and marketing	21.0	21.9	21.0	22.7
Technology and product development	9.2	10.7	9.0	10.2
General and administrative	16.7	22.5	16.7	21.1

Total operating expenses	47.0	55.1	46.6	54.0

Income from operations	42.0	32.7	42.1	34.0
Interest and other income, net	7.7	2.2	7.7	3.4

Income before tax	49.7	34.8	49.8	37.4
Income tax expense	19.8	14.3	20.2	15.4

Net income	30.0%	20.6%	29.7%	22.0%

Comparison of Three Months Ended June 30, 2007 and 2008
     Revenues

	Three Months Ended June 30,
			Increase/	Percent
	2007	2008	(Decrease)	Change
	(dollars in thousands)
Revenues	$17,022	$22,027	$5,005	29.4%
Premium members at June 30	88,451	86,627	(1,824)	(2.1)%
     The increase in revenues was due largely to an increase of approximately 21.0% in the average monthly price of a premium membership.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as a result of the larger revenue base and the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Cost of revenues	$1,874	$2,704	$830	44.3%
Percentage of revenues	11.0%	12.3%
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
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity coupled with higher credit card fees due to the growth in revenues. Also contributing to the increase in cost of revenues were customer support costs related to the REApplications business.

     We expect cost of revenues to increase in absolute dollar amounts and potentially as a percentage of revenues, as we continue to expand our business and absorb the recent acquisition of REApplications, Inc. (see Note 3 to our condensed consolidated financial statements for a description of this acquisition).
Sales and Marketing

	Three Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Sales and marketing	$3,577	$4,822	$1,245	34.8%
Percentage of revenues	21.0%	21.9%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $525,000 in the second quarter of 2008 compared to $351,000 in the second quarter of 2007.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members and launch and support new products and services.
Technology and Product Development

	Three Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Technology and product development	$1,569	$2,355	$786	50.1%
Percentage of revenues	9.2%	10.7%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $327,000 in the second quarter of 2008 compared to $150,000 in the second quarter of 2007.
     We expect technology and product development expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we hire more personnel and continue to build the infrastructure required to support the development of new products and services.
General and Administrative

	Three Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
General and administrative	$2,849	$4,949	$2,100	73.7%
Percentage of revenues	16.7%	22.5%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation matters (see Note 7 to our condensed consolidated financial statements for a description on litigation matters). Also contributing to the increase was higher stock-based compensation, which increased to $515,000 in the second quarter of 2008 compared to $280,000 in the second quarter of 2007.
     We expect general and administrative expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to incur additional litigation related costs.

     Interest Income
     Interest and other income decreased by $835,000 to $478,000 in the three months ended June 30, 2008, from $1.3 million in the three months ended June 30, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of June 30, 2008, we held $69.5 million in cash, cash equivalents and short-term investments, compared to $105.2 million in cash, cash equivalents and short-term investments as of June 30, 2007.
     Income Taxes
     We recorded a provision for income taxes of $3.1 million for the three month period ended June 30, 2008, based upon a 41.1% effective tax rate for the full year of 2008. The effective tax rate is based upon our estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Six Months Ended June 30, 2007 and 2008
     Revenues

	Six Months Ended June 30,
			Increase /	Percent
	2007	2008	(Decrease)	Change
	(dollars in thousands)
Revenues	$32,537	$42,617	$10,080	31.0%
Premium members at June 30	88,451	86,627	(1,824)	(2.1)%
     The increase in revenues was due largely to an increase of approximately 19.9% in the average monthly price of a premium membership.
Cost of Revenues

	Six Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Cost of revenues	$3,654	$5,118	$1,464	40.1%
Percentage of revenues	11.2%	12.0%
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
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity coupled with higher credit card fees due to the growth in revenues. Also contributing to the increase in cost of revenues were customer support costs related to the REApplications business.
Sales and Marketing

	Six Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Sales and marketing	$6,836	$9,664	$2,828	41.4%
Percentage of revenues	21.0%	22.7%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $1,078,000 in the six months ended June 30, 2008 compared to $589,000 in the six months ended June 30, 2007.

Technology and Product Development

	Six Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Technology and product development	$2,919	$4,347	$1,428	48.9%
Percentage of revenues	9.0%	10.2%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $572,000 in the six months ended June 30, 2008 compared to $241,000 in the six months ended June 30, 2007.
General and Administrative

	Six Months Ended June 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
General and administrative	$5,419	$9,005	$3,586	66.2%
Percentage of revenues	16.7%	21.1%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation matters (see Note 7 to our condensed consolidated financial statements for a description on litigation matters). Also contributing to the increase was higher stock-based compensation, which increased to $953,000 in the six months ended June 30, 2008 compared to $439,000 in the six months ended June 30, 2007.
     Interest Income
     Interest and other income decreased by $1.0 million to $1.5 million in the six months ended June 30, 2008, from $2.5 million in the six months ended June 30, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of June 30, 2008, we held $69.5 million in cash, cash equivalents and short-term investments, compared to $105.2 million in cash, cash equivalents and short-term investments as of June 30, 2007.
     Income Taxes
     We recorded a provision for income taxes of $6.5 million for the six month period ended June 30, 2008, based upon a 41.1% effective tax rate for the full year of 2008. The effective tax rate is based upon our estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2007	2008
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$11,874	$11,675
Cash used in investing activities	(31,447)	(11,696)
Cash provided by (used in) financing activities	6,222	(38,360)
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

     As of June 30, 2008, our cash, cash equivalents and short-term investments totaled $69.5 million, compared to $105.2 million in cash, cash equivalents and short-term investments as of June 30, 2007.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
     Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $11.9 million and $11.7 million in the six months ended June 30, 2007 and 2008, respectively.
     Investing Activities
     Cash used in investing activities in the six months ended June 30, 2008 of $11.7 million was attributable to the April 7, 2008 acquisition of REApplications, Inc. of $9.2 million, a $1.3 million contingent purchase price payment related to the August 2007 acquisition of CityFeet.com, the purchase of investments of $500,000, and capital expenditures of $721,000 primarily for the purchase of computer equipment.
     Cash used in investing activities in the six months ended June 30, 2007 of $31.4 million was primarily attributable to the purchase of short-term investments of $30.3 million and capital expenditures of $1.2 million for the purchase of computer equipment, office equipment and furniture and leasehold improvements.
     Financing Activities
     Cash used in financing activities in the six months ended June 30, 2008 of $38.6 million was primarily attributable to the Company’s stock repurchases in the amount of $39.1 million partially offset by $254,000 of proceeds from the exercise of stock options and a $531,000 tax benefit from the exercise of stock options.
     Cash provided by financing activities in the six months ended June 30, 2007 of $6.2 million consisted of $1.0 million of proceeds from the exercise of stock options and a $5.2 million tax benefit from the exercise of stock options.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd. The Complaint seeks unspecified damages, attorneys fees and costs. The Company believes it has meritorious defenses to Real Estate Alliance Ltd.’s claims and intends to vigorously defend itself against those claims.
     There have been no material developments in our other pending legal proceedings reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.
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
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our Cityfeet and BizBuySell marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2008 in our basic to premium conversion rate to approximately 2.9% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, and an approximately 21% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced further tightening as a result of the subprime issues affecting the residential real estate credit markets. In the second quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members. Given the current market conditions we are experiencing we believe our monthly cancellation rate for the remainder of 2008 will range from 4.5% to 6.5%.
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
     We compete with CoStar Group, Inc., a provider of information and research services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offering. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. CoStar also recently introduced a marketing service which will compete directly with our marketing services geared toward the general public.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and as of June 30, 2008 we had approximately 623,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     For example, as of June 30, 2008, approximately 27% of our premium members were based in California and approximately 12% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as recent tightening in credit markets and negative trends in consumer confidence in global and domestic markets could negatively affect the general economy, and our business. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
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
     As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 266 employees as of December 31, 2007, and we had 296 employees as of June 30, 2008. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.
We could face liability for information on our website or general litigation claims.
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

     From time to time, we are involved in other disputes that arise in the ordinary course of business. The number and significance of these claims may increase as our business expands and our company grows larger. Any claims or actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources.
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
     Concern among prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from using our marketplace. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our website to conduct transactions that involve the transmission of confidential information, which could harm our business. For example, in the first quarter of 2008, our subsidiary, Cityfeet.com, was informed that there may have been a security breach to its credit card database and that some personally identifiable information of individuals contained in that database may have been misappropriated. Under California law and the laws of a number of other states, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.
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
     We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take additional action, against competitors or other parties who we believe to be infringing our intellectual property. For example, on November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. These measures could also be expensive and could significantly divert our management’s attention from other business concerns.
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
     We have made recent acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc., on August 2, 2007, we acquired Cityfeet.com Inc., on April 7, 2008, we acquired REApplications, Inc., and on July 29, 2008, we acquired LandAndFarm.com. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls has increased our general and administrative costs in 2007 and the six month period ended June 30, 2008 and is likely to do so in the future. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.

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
     Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. For example, in the first quarter of 2008, our subsidiary, Cityfeet.com, was informed that there may have been a security breach to its credit card database, and that some personally identifiable information of individuals contained in that database may have been misappropriated. The potential breach has not affected any personally identifiable information with respect to LoopNet members, which information is maintained on separate servers. Although we maintain a firewall, and will continue to enhance and review our databases to prevent unauthorized and unlawful intrusions, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Any of these incidents could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could significantly impact our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We had no issuance of unregistered securities during the three months ended June 30, 2008.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended June 30, 2008 was as follows (dollars in thousands except per share amounts):

			(c) Total Number of	(d) Approximate Dollar
			Purchased as Part	Value of Shares that
	(a) Total Number	(b) Average	of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (#) (1)	Share ($)	Programs (#)	Programs ($) (1)
April 1 - April 30, 2008	0	N/A	0	$10,855
May 1 - May 31, 2008	0	N/A	0	$10,855
June 1 - June 30, 2008	0	N/A	0	$10,855
Total shares	0	N/A	0

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50 million. An additional authorized level of $50 million was announced on July 30, 2008. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
a) Annual meeting
     Our annual meeting was held on May 29, 2008.
c) Matters voted upon at the meeting and the results of each vote
1. The election of the nominees for the Board of Directors who will serve a term to expire at the 2011 Annual Meeting of Stockholders. The nominees, both of whom were elected, were Dennis Chookaszian and Noel Fenton.
The Inspector of Election certified the following vote tabulations:

Directors:	Votes For	Votes Withheld
Dennis Chookaszian	31,386,799	401,167
Noel Fenton	31,389,965	398,001
2. A proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2008 was approved by the stockholders.
The Inspector of Election certified the following vote tabulations:

For	Against	Abstaining	Broker Nonvotes
31,631,959	114,709	41,298	0
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

LOOPNET, INC.
Date: August 4, 2008	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: August 4, 2008	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX

Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)