Form 10-Q
period 2008-09-30
LoopNet, Inc.
filed 2008-10-31
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
As of October 28, 2008, there were 34,274,468 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,564	$66,104
Short-term investments	3,325	3,330
Accounts receivable, net of allowance of $105 and $141, respectively	1,190	2,239
Prepaid expenses and other current assets	796	2,576
Deferred income taxes	298	296

Total current assets	110,173	74,545

Property and equipment, net	2,051	2,316
Goodwill	15,233	23,572
Intangibles, net	2,461	5,982
Deferred income taxes	5,196	4,817
Deposits and other noncurrent assets	2,245	3,022

Total assets	$137,359	$114,254

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$828	$912
Accrued compensation and benefits	2,479	2,528
Accrued liabilities	1,964	2,799
Income taxes payable	698	—
Deferred revenue	9,537	11,234

Total current liabilities	15,506	17,473

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 38,908,302 and 39,183,203 shares issued, respectively; and 38,908,302 and 35,333,913 shares outstanding, respectively	39	39
Additional paid in capital	107,866	113,259
Other comprehensive loss	(103)	(181)
Treasury stock, at cost, 3,849,290 shares	—	(44,595)
Retained earnings	14,051	28,259

Total stockholders’ equity	121,853	96,781

Total liabilities and stockholders’ equity	$137,359	$114,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues	$18,627	$22,403	$51,164	$65,019
Cost of revenue (1)	2,072	2,876	5,725	7,994

Gross margin	16,555	19,527	45,439	57,025

Operating expenses (1):
Sales and marketing	3,916	4,711	10,752	14,375
Technology and product development	1,699	2,301	4,619	6,648
General and administrative	3,211	5,227	8,630	14,232

Total operating expenses	8,826	12,239	24,001	35,255

Income from operations	7,729	7,288	21,438	21,770

Interest and other income, net	1,242	459	3,748	1,914

Income before tax	8,971	7,747	25,186	23,684

Income tax expense	3,193	2,927	9,760	9,476

Net income	$5,778	$4,820	$15,426	$14,208

Net income per share
Basic	$0.15	$0.14	$0.40	$0.39

Diluted	$0.14	$0.13	$0.38	$0.38

Weighted average shares
Basic	38,552	35,503	38,159	36,243

Diluted	40,825	36,787	40,670	37,693

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$96	$153	$257	$408
Sales and marketing	363	554	953	1,632
Technology and product development	169	347	409	919
General and administrative	365	465	804	1,418

Total	$993	$1,519	$2,423	$4,377

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$15,426	$14,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	741	1,584
Stock-based compensation	2,423	4,377
Tax benefits from exercise of stock options	(5,903)	(689)
Deferred income tax	(985)	(938)
Changes in operating assets and liabilities:
Accounts receivable	(528)	(652)
Prepaid expenses and other assets	613	(1,892)
Income taxes payable	7,470	(9)
Accounts payable	349	78
Accrued expenses and other current liabilities	44	2,084
Accrued compensation and benefits	(234)	29
Deferred revenue	2,457	1,314

Net cash provided by operating activities	21,873	19,494

Cash flows from investing activities:
Purchase of property and equipment	(1,506)	(1,041)
Purchase of investments	(38,349)	(750)
Sale of investments	36,275	—
Acquisitions, net of acquired cash	(14,946)	(12,584)

Net cash used in investing activities	(18,526)	(14,375)

Cash flows from financing activities:
Net proceeds from exercise of stock options	1,387	327
Repurchase of common stock	—	(44,595)
Tax benefits from exercise of stock options	5,903	689

Net cash provided by (used in) financing activities	7,290	(43,579)

Net increase (decrease) in cash and cash equivalents	10,637	(38,460)

Cash and cash equivalents at beginning of period	85,790	104,564

Cash and cash equivalents at end of period	$96,427	$66,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2008, the statements of income for the three and nine months ended September 30, 2007 and 2008 and the statements of cash flows for the nine months ended September 30, 2007 and 2008 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and include normal and recurring adjustments necessary for the fair value presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008.
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

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Weighted average common shares outstanding	38,552	35,503	38,159	36,243
Add dilutive common equivalents:
Stock options	2,026	1,223	2,202	1,371
Restricted stock units	—	11	—	11
Unvested restricted stock (1)	247	50	309	68

Shares used to compute diluted net income per share	40,825	36,787	40,670	37,693

(1)	Outstanding unvested restricted common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Stock options	218	3,157	366	2,414
The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Calculation of basic net income per share:

Net income	$5,778	$4,820	$15,426	$14,208
Weighted average common shares outstanding	38,552	35,503	38,159	36,243

Basic earnings per share	$0.15	$0.14	$0.40	$0.39

Calculation of diluted net income per share:

Net Income	$5,778	$4,820	$15,426	$14,208
Weighted average diluted shares outstanding	40,825	36,787	40,670	37,693

Diluted net income per share	$0.14	$0.13	$0.38	$0.38

Note 3 — Acquisitions
     On August 2, 2007, the Company acquired all of the shares of capital stock of Cityfeet.com Inc., a private company incorporated in Delaware (“Cityfeet”), pursuant to a Stock Purchase Agreement dated as of August 2, 2007, by and among the Company, the stockholders of Cityfeet, and Scripps Ventures II, LLC, as Stockholder Representative, for a purchase price of $14.9 million net of acquired cash. In addition, the Company was obligated to make additional cash payments up to $3.0 million if certain performance targets were met, which would be treated as additional consideration for the acquisition. On January 18, 2008, the Company made a $1.3 million cash payment to settle the outstanding contingent payment. The acquisition of Cityfeet was accounted for as a purchase consistent with SFAS No. 141 Business Combinations (see the Company’s 2007 Form 10-K for additional information).
     On April 7, 2008, the Company acquired all of the shares of capital stock of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.
     The acquisition of REApps was accounted for as a purchase consistent with SFAS No. 141 Business Combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

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
     On July 29, 2008, the Company acquired all of the shares of capital stock of RPB Media, Inc., a private company incorporated in Delaware pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the sole shareholder of RPB Media, Inc. for a purchase price of $2.1 million net of acquired cash. On August 19, 2008, Articles of Amendment were filed with The Commonwealth of Massachusetts to amend the exact name of the corporation from RPB Media, Inc. to LandAndFarm.com, Inc. (LandAndFarm).
     The acquisition of LandAndFarm was accounted for as a purchase consistent with SFAS No. 141 Business Combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

Customer relationships	$497
Trade names / Trademarks	254
Developed technology	279
Non-competition Agreements	63
Net assets (liabilities) acquired	(19)
Deferred Tax Liability	(445)
Goodwill	1,481

$2,110

     Customer relationships, developed technology and the non-competition agreement have a weighted average useful life of 4.26 years.
     The results of operations of LandAndFarm have been included in the Company’s condensed consolidated statements of income for the period subsequent to our acquisition of LandAndFarm. LandAndFarm’s results of operations for the periods prior to this acquisition were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.

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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2008 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month periods ended September 30, 2008 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Risk-free interest rate	4.50%	3.11%	4.64%	3.00%
Expected volatility	43%	42%	45%	42%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended September 30, 2007 and 2008 was $9.20 and $4.23, respectively, and during the nine month periods ended September 30, 2007 and 2008 was $7.81 and $4.50, respectively, using the Black-Scholes option-pricing model.
     Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Cost of revenue	$96	$153	$257	$408
Sales and marketing	363	554	953	1,632
Technology and product development	169	347	409	919
General and administrative	365	465	804	1,418

Total	$993	$1,519	$2,423	$4,377

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
Outstanding at December 31, 2007	3,638,382	$8.93	6.51	1,339,128	$4.59	6.15
Granted	1,574,996	$11.68
Exercised	(274,895)	$1.19
Cancelled	(259,078)	$13.54

Outstanding at September 30, 2008	4,679,405	$10.06	5.97	1,931,310	$7.50	5.66

A summary of the Company’s unvested restricted stock unit activity is as follows:

Unvested Restricted Stock Units
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	shares	Fair Value	Life (Years)
Balance at December 31, 2007	—	$—	—
Granted	195,000	$11.47
Vested	—	$—
Cancelled	—	$—

Outstanding at September 30, 2008	195,000	$11.47	1.99

Note 5 — Income Taxes
     The Company recorded a provision for income taxes of $9.5 million for the nine month period ended September 30, 2008, based upon a 40.0% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 6 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50 million of the Company’s common stock. As of September 30, 2008, the Company repurchased approximately 3.8 million shares at an average price of $11.59 per share and $55.4 million remained available for further purchases under the program.
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
Note 7 — Litigation and Other Contingencies
     Litigation and Other Legal Matters
     There have been no material developments in our pending legal proceedings. Although the results of litigation cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position and results of operations.

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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 500,000 unique visitors per month during 2005, approximately 800,000 per month during 2006, approximately 900,000 per month during 2007, and approximately 900,000 per month during the third quarter of 2008 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members has grown from approximately 1.1 million registered members as of December 31, 2005, to over 1.7 million registered members as of December 31, 2006, to over 2.5 million registered members as of December 31, 2007, and to over 3.1 million registered members as of September 30, 2008. Our base of premium members has grown from over 57,000 premium members as of December 31, 2005, to over 78,000 premium members as of December 31, 2006, to over 88,000 premium members as of December 31, 2007 and is currently over 83,000 premium members as of September 30, 2008. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the third quarter of 2008 in our average monthly conversion rate to approximately 2.7% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity, and an approximately 22% increase in the average monthly subscription prices which we charge our premium members. Sale and Leasing activity in the Commercial Real Estate market that we serve has slowed, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. In the third quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced, the slowdown in overall transaction activity in the industry, and the increase in the average subscription prices which we charge our premium members. The average monthly subscription price paid by our premium members has increased from $44.96 in the fourth quarter of 2005, to $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007 and to $64.51 in the third quarter of 2008. We anticipate that the average subscription price for our premium members will continue to rise, which may in turn drive slower acquisition of new premium members and increased cancellations of existing premium memberships. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2005 and 2006, 77% of our revenue in 2007, and 75% of our revenue in the nine month period ended September 30, 2008. The number of listings on our marketplace has grown from approximately 335,000 as of December 31, 2005, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and to approximately 642,000 as of September 30, 2008. The number of property profiles that were viewed by our registered members increased from 40.0 million in the third quarter of 2007 to 44.4 million in the third quarter of 2008.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $31.0 million in 2005, to $48.4 million in 2006, and to $70.7 million in 2007. We had revenues of $22.4 million and $65.0 million in the three and nine month periods ended September 30, 2008, respectively. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $64.51 per month during the third quarter of 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the first nine months of 2008 the commercial real estate credit markets experienced tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe the credit tightening caused our premium membership cancellation rates to exceed our historical levels during the third quarter of 2008.
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.1	12.8	11.2	12.3

Gross margin	88.9	87.2	88.8	87.7

Operating expenses
Sales and marketing	21.0	21.0	21.0	22.1
Technology and product development	9.1	10.3	9.0	10.2
General and administrative	17.2	23.3	16.9	21.9

Total operating expenses	47.4	54.6	46.9	54.2

Income from operations	41.5	32.5	41.9	33.5
Interest and other income, net	6.7	2.0	7.3	2.9

Income before tax	48.2	34.6	49.2	36.4
Income tax expense	17.1	13.1	19.1	14.6

Net income	31.0%	21.5%	30.2%	21.9%

Comparison of Three Months Ended September 30, 2007 and 2008
     Revenues

	Three Months Ended September 30,
			Increase/	Percent
	2007	2008	(Decrease)	Change
	(dollars in thousands)
Revenues	$18,627	$22,403	$3,776	20.3%
Premium members at September 30	90,186	83,803	(6,383)	(7.1)%
     The increase in revenues was due largely to an increase of approximately 22.0% in the average monthly price of a premium membership.
     We anticipate that revenues will not increase in the future at the same percentage rate as in previous periods, as a result of the larger revenue base and the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Cost of revenues	$2,072	$2,876	$804	38.8%
Percentage of revenues	11.1%	12.8%
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
Sales and Marketing

	Three Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Sales and marketing	$3,916	$4,711	$795	20.3%
Percentage of revenues	21.0%	21.0%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $554,000 in the third quarter of 2008 compared to $363,000 in the third quarter of 2007.
     We expect sales and marketing expenses to increase in absolute dollar amounts, and potentially as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members and launch and support new products and services.
Technology and Product Development

	Three Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Technology and product development	$1,699	$2,301	$602	35.4%
Percentage of revenues	9.1%	10.3%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $347,000 in the third quarter of 2008 compared to $169,000 in the third quarter of 2007.
     We expect technology and product development expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we hire more personnel and continue to build the infrastructure required to support the development of new products and services.
General and Administrative

	Three Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
General and administrative	$3,211	$5,227	$2,016	62.8%
Percentage of revenues	17.2%	23.3%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation related matters. Also contributing to the increase was higher stock-based compensation, which increased to $465,000 in the third quarter of 2008 compared to $365,000 in the third quarter of 2007.
     We expect general and administrative expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to incur additional litigation related costs.

     Interest Income
     Interest and other income decreased by $783,000 to $459,000 in the three months ended September 30, 2008, from $1.2 million in the three months ended September 30, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of September 30, 2008, we held $69.4 million in cash, cash equivalents and short-term investments, compared to $101.0 million in cash, cash equivalents and short-term investments as of September 30, 2007.
     Income Taxes
     We recorded a provision for income taxes of $2.9 million for the three month period ended September 30, 2008, based upon a 40.0% effective tax rate for the full year of 2008. The effective tax rate is based upon our estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Nine Months Ended September 30, 2007 and 2008
     Revenues

	Nine Months Ended September 30,
			Increase /	Percent
	2007	2008	(Decrease)	Change
	(dollars in thousands)
Revenues	$51,164	$65,019	$13,855	27.1%
Premium members at September 30	90,186	83,803	(6,383)	(7.1)%
     The increase in revenues was due largely to an increase of approximately 20.0% in the average monthly price of a premium membership.
Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Cost of revenues	$5,725	$7,994	$2,269	39.6%
Percentage of revenues	11.2%	12.3%
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
Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Sales and marketing	$10,752	$14,375	$3,623	33.7%
Percentage of revenues	21.0%	22.1%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $1,632,000 in the nine months ended September 30, 2008 compared to $953,000 in the nine months ended September 30, 2007.

Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
Technology and product development	$4,619	$6,648	$2,029	43.9%
Percentage of revenues	9.0%	10.2%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $919,000 in the nine months ended September 30, 2008 compared to $409,000 in the nine months ended September 30, 2007.
General and Administrative

	Nine Months Ended September 30,
				Percent
	2007	2008	Increase	Change
	(dollars in thousands)
General and administrative	$8,630	$14,232	$5,602	64.9%
Percentage of revenues	16.9%	21.9%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation related matters. Also contributing to the increase was higher stock-based compensation, which increased to $1,418,000 in the nine months ended September 30, 2008 compared to $804,000 in the nine months ended September 30, 2007.
     Interest Income
     Interest and other income decreased by $1.8 million to $1.9 million in the nine months ended September 30, 2008, from $3.7 million in the nine months ended September 30, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of September 30, 2008, we held $69.4 million in cash, cash equivalents and short-term investments, compared to $101.0 million in cash, cash equivalents and short-term investments as of September 30, 2007.
     Income Taxes
     We recorded a provision for income taxes of $9.5 million for the nine month period ended September 30, 2008, based upon a 40.0% effective tax rate for the full year of 2008. The effective tax rate is based upon our estimated fiscal 2008 income before the provision for income taxes. To the extent the estimate of fiscal 2008 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2007	2008
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$21,873	$19,494
Cash used in investing activities	(18,526)	(14,375)
Cash provided by (used in) financing activities	7,290	(43,579)
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
     As of September 30, 2008, our cash, cash equivalents and short-term investments totaled $69.4 million, compared to $101.0 million in cash, cash equivalents and short-term investments as of September 30, 2007.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
     Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $21.9 million and $19.5 million in the nine months ended September 30, 2007 and 2008, respectively.
     Investing Activities
     Cash used in investing activities in the nine months ended September 30, 2008 of $14.4 million was attributable to the July 29, 2008 acquisition of LandAndFarm of $2.1 million, the April 7, 2008 acquisition of REApplications, Inc. of $9.2 million, a $1.3 million contingent purchase price payment related to the August 2007 acquisition of CityFeet.com, the purchase of investments of $750,000, and capital expenditures of $1.0 million for the purchase of computer equipment, office equipment and furniture and leasehold improvements.
     Cash used in investing activities in the nine months ended September 30, 2007 of $18.5 million was primarily attributable to the August 2, 2007 acquisition of Cityfeet of $14.9 million (net of cash acquired), the purchase of other investments of $38.4 million, the sale of investments of $36.3 million and capital expenditures of $1.5 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.
     Financing Activities
     Cash used in financing activities in the nine months ended September 30, 2008 of $43.6 million was primarily attributable to the Company’s stock repurchases in the amount of $44.6 million partially offset by $327,000 of proceeds from the exercise of stock options and a $689,000 tax benefit from the exercise of stock options.
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
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     (b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in our pending legal proceedings. Although the results of litigation cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position and results of operations.
Item 1A. Risk Factors.
     Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
The ongoing decline in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.
     Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable. Currently, the credit crisis and turbulence in the debt markets continue to affect the investment sales market, contributing to a general slow down in our industry, which we anticipate will continue through 2009. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as recent tightening in credit markets and negative trends in consumer confidence in global and domestic markets could also further negatively affect the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:
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
          For example, as of September 30, 2008, approximately 27% of our premium members were based in California and approximately 12% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our Cityfeet and BizBuySell marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the third quarter of 2008 in our basic to premium conversion rate to approximately 2.7% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity and an approximately 22% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced further tightening as a result of the subprime issues affecting the residential real estate credit markets. In the third quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members.
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
     We believe that the attractiveness of our services and products to our current and potential customers increases as we attract additional members who provide additional property listings or conduct searches on our marketplace. This is because an increase in the number of our members and the number of listings on our website increases the utility of our website and of its associated search, listing and marketing services. In order to attract new registered members, we rely on our marketing efforts, such as word-of-mouth referrals, direct marketing,online and traditional advertising, sponsoring and attending local industry association events, and attending and exhibiting at industry trade shows and conferences. There is no guarantee that our marketing efforts will be effective. If we are unable to effectively market our products and services to new customers, or convert existing basic members into premium members, and we are not able to offset any decline in our rate of conversion of basic members to premium members with higher average subscription prices, our revenues and operating results could decline as a result of current premium members failing to renew their premium memberships and potential premium members failing to become premium members.
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
     Additionally, the National Association of REALTORS ®, or NAR, its local boards of REALTORS ®, its various affiliates, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 224,000 as of December 31, 2003, to approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, and as of September 30, 2008 we had approximately 642,000 listings. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     We may be subject to claims against us alleging infringement of the intellectual property rights of others, including our competitors. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle and could significantly divert our management’s attention from other business concerns. For example, on or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd.
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
     As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 71 employees as of December 31, 2003 to 266 employees as of December 31, 2007, and we had 307 employees as of September 30, 2008. We expect to continue to increase headcount in the future. Our rapid growth has demanded, and will continue to demand, substantial resources and attention from our management. We will need to continue to hire additional qualified software engineers, client and account services personnel, and sales and marketing staff, and improve and maintain our technology to properly manage our growth. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.
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
     As we grow, our success will depend on our ability to continue to implement and improve our operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls, in order to comply with the more stringent requirements of being a public company, such as the requirements of Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, which require management to evaluate and assess the effectiveness of our internal controls and our disclosure controls and procedures. We are continuing to evaluate and, where appropriate, enhance our systems, procedures and internal controls. If our systems, procedures or controls are not adequate to support our operations and reliable, accurate and timely financial and other reporting, we may not be able to successfully satisfy regulatory and investor scrutiny, offer our services and implement our business plan. The implementation of these new systems, procedures and controls has increased our general and administrative costs in 2007 and the nine month period ended September 30, 2008 and is likely to do so in the future. If we fail to effectively implement these new systems, procedures and controls, investors may choose not to invest in us, which could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We had no issuance of unregistered securities during the three months ended September 30, 2008.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended September 30, 2008 was as follows (dollars in thousands except per share amounts):

				(d) Approximate
				Dollar
			(c) Total Number of	Value of Shares that
			Purchased as Part	May Yet Be
	(a) Total Number	(b) Average	of Publicly	Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (#) (1)	Share ($)	Programs (#)	Programs ($) (1)
July 1 - July 31, 2008	240,967	$10.15	240,967	$58,410
August 1 - August 31, 2008	0	N/A	0	$58,410
September 1 - September 30, 2008	302,160	$9.94	302,160	$55,405
Total shares	543,127	$10.03	543,127

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50 million. An additional authorized level of $50 million was announced on July 30, 2008. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.
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

LOOPNET, INC.
Date: October 31, 2008	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: October 31, 2008	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)