Form 10-K
period 2008-12-31
LoopNet, Inc.
filed 2009-02-27
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $335,847,436 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Select Market reported for such date.

There were 34,380,553 shares of the registrant’s common stock issued and outstanding as of February 19, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors), 11, 12, 13 and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2009 Annual Meeting of Stockholders.

Statement regarding forward-looking statements

This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our future financial results;

•	our future growth and offering of new products or services;

•	our future advertising and marketing activities;

•	our future investment in technology; and

•	trends in the commercial real estate market and the general economy.

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

“LoopNet,” “BizBuySell,” “LoopLink,” “Cityfeet,” and “LandAndFarm” are our registered trademarks in the United States. We also use the marks “RecentSales” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

LoopNet, Inc. (the Company or LoopNet) was incorporated under the laws of the state of California on June 2, 1997, and was reincorporated as a Delaware corporation in May, 2006.

We believe we are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 800,000 unique users per month during 2006, approximately 900,000 during 2007 and 2008, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2008, the LoopNet online marketplace contained approximately 652,000 listings.

To use much of the LoopNet online marketplace, users must register and become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accepts our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to search LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. As of December 31, 2008, we had more than 3.2 million registered members and more than 77,000 premium members.

In addition to our LoopNet marketplace, we also operate BizBuySell, an online marketplace for operating businesses for sale, which we acquired in October, 2004. As of December 31, 2008, BizBuySell contained over 49,000 listings of operating businesses for sale.

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

Industry Background

The commercial real estate industry encompasses real estate asset types such as office, industrial, retail, multi-family, hotel, storage and land for development. According to Pramerica Real Estate Investors, the aggregate value of commercial real estate in the United States was approximately $5 trillion in 2003.

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

The key attributes of our business model include:

Leading commercial real estate online marketplace.  We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As a result, we believe that we are the leading online commercial real estate marketplace. As of December 31, 2008, we had more than 3.2 million registered members and more than 77,000 premium members. For the year ended December 31, 2008, our registered members viewed property profiles on our website approximately 169 million times. We believe that this critical mass of commercial real estate industry participants and properties listed for sale or for lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplace.

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

Benefits to Property Searchers

Access to a large number of property listings.  Our online marketplace contained approximately 652,000 property listings as of December 31, 2008, primarily from the United States and Canada. The listings in our marketplace include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. We believe that the depth and breadth of our property listings make our online marketplace valuable to commercial real estate agents as well as property buyers and tenants.

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

Our customers access the LoopNet and BizBuySell online marketplaces through the following product and service offerings:

Basic and premium membership.  We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $65.64 per month during the fourth quarter of 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual subscriptions which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. Premium membership provides members with maximum marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features provided on our marketplace. We believe that the benefits provided by a premium membership enable premium members to initiate and complete more commercial real estate transactions. The following table illustrates some of the key features of basic and premium membership:

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

BizBuySell.  Similar to LoopNet, BizBuySell is an online marketplace for operating businesses for sale. Business sellers pay a fee of $59.95 to $99.95 per listing per month to list their operating businesses for sale, and interested buyers can search our listings for free. BizBuySell also offers BrokerWorks, a membership service available to business brokers, enabling them to list businesses for sale. BrokerWorks members are listed in BizBuySell’s Business Broker Directory and receive access to our online prospect management tools. BrokerWorks is available for a one-time account setup fee of $24.95 and a monthly subscription fee of $49.95.

Our BizBuySell service also offers the option of paid access to pricing reports that provide a comparative analysis of recently sold businesses and businesses currently available for sale.

REApplications.  REApplications (“REApps”) provides a comprehensive integrated suite of commercial brokerage automation software. REApps’ products are focused exclusively on serving the needs of the commercial real estate sector and are web-based, available on-demand on a hosted basis, eliminating the need to install software. The REApps product suite includes core functions for managing market research including property inventory, listings & comparables, commission management, customer relationship management (CRM), project tracking and transaction management.

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

We compete with CoStar, a provider of information and research services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offerings. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace.

Several companies, such as Property Line International, have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents. In addition, newspapers include on their websites listings of commercial real estate for sale and for lease.

In the past, the National Association of REALTORS ® or NAR, its local boards of REALTORS ®, various affiliates, and other third parties have created commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings, and transaction comparables, which compete directly with our online commercial real estate marketplace services.

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

An additional level of protection is implemented for financially sensitive personal information. Information such as credit card numbers are stored on our databases in an encrypted format. This encryption is intended to ensure that anyone gaining access to our servers will still be unable to obtain sensitive information. In the first quarter of 2008, we discovered that certain of our servers with respect to credit card and other personally identifiable information at our subsidiary Cityfeet may have been compromised. This potential breach has not affected any personally identifiable information with respect to LoopNet members which information is maintained on separate servers. We will continue to review and enhance our databases to prevent such unauthorized and unlawful intrusions.

Our technology and product development expenses were $4.3 million, $6.4 million, and $9.1 million in 2006, 2007, and 2008, respectively.

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

Employees

As of December 31, 2008, we had 305 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of February 27, 2009.

Name	Age	Position

Richard J. Boyle, Jr.	43	Chief Executive Officer and Chairman of the Board of Directors
Thomas Byrne	42	President and Chief Operating Officer
Brent Stumme	46	Chief Financial Officer and Senior Vice President, Finance and Administration
Jason Greenman	41	Chief Strategy Officer and Senior Vice President, Corporate Development
Wayne Warthen	45	Chief Technology Officer and Senior Vice President, Information Technology

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

Thomas Byrne has served as President and Chief Operating Officer since January, 2008. Mr. Byrne also served as Chief Marketing Officer and Vice President, Marketing and Sales since 2002 and Senior Vice President, Marketing and Sales since February, 2006. Prior to joining LoopNet, Mr. Byrne served as Group Vice President of NextCard, a credit card company. Mr. Byrne holds a B.S. of Electrical Engineering, with highest honors, from Georgia Tech and an M.B.A. from the Harvard Business School.

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

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we deem to be currently immaterial also may impair our business operations. If any of the stated risks actually occur, our business, financial condition and operating results could be materially adversely affected.

The ongoing decline in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.

Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and have recently experienced severe disruptions. Currently, the credit crisis and turbulence in the debt markets continue to affect the investment sales market, contributing to a significant slow down in our industry, which we anticipate will continue through 2009. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as recent tightening in credit markets and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:

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

For example, as of December 31, 2008, approximately 27% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2008 in our basic to premium conversion rate to approximately 2.4% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity and an approximately 17% increase in the average subscription prices which we charge our premium members. During the current quarter the commercial real estate credit markets experienced further tightening as a result of the subprime issues affecting the residential real estate credit markets. In the fourth quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced and the increase in the average subscription prices which we charge our premium members.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

Furthermore, our business requires skilled technical, management, product and technology, and sales and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of a substantial number of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could harm our business. To retain and attract key personnel, we use various measures, including an equity incentive program and incentive bonuses for key executive officers and other employees. We have also entered into change of control severance agreements with our key executive officers, which provide, in part, certain severance benefits and acceleration of unvested equity awards if their employment is terminated in connection with a change of control of the Company. These measures may not be enough to attract and retain the personnel we require to execute our business plan.

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

We have made recent acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc., in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., and in July, 2008, we acquired LandAndFarm.com. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:

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

As our operations have expanded, and as the result of acquisitions of other companies, we have experienced rapid growth in our headcount. Our overall employee base has grown from 198 employees as of December 31, 2006 to 305 employees as of December 31, 2008. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.

Unless we develop, maintain and protect our brand identity, our business may not grow and our financial results may suffer.

In an effort to obtain additional registered members and increase use of our online marketplace by commercial real estate transaction participants, we intend to continue to pursue a strategy of enhancing our brand both through online advertising and through traditional print media. These efforts can involve significant expense and may not have a material positive impact on our brand identity. In addition, maintaining our brand will depend on our ability to provide products and services that are perceived as being high-value, which we may not be able to implement successfully. If we are unable to maintain and enhance our brand, our ability to attract and retain customers or successfully expand our operations will be harmed.

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

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including ours. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, and the current economic crisis, may negatively affect the market price of our common stock.

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

Our amended and restated certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;

•	not providing for cumulative voting in the election of directors or imposing a majority voting standard;

•	authorizing the board to issue, without stockholder approval, preferred stock rights senior to those of common stock;

•	prohibiting stockholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	requiring advance notification of stockholder nominations and proposals.

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

Our headquarters are located in San Francisco, California, where we lease approximately 46,157 square feet of office space, pursuant to a lease that expires in 2015. We also lease approximately 23,741 square feet of office space in Monrovia, California, pursuant to a lease that expires in 2011. Cityfeet.com, Inc. offices are located in New York where we lease approximately 3,150 square feet of office space, pursuant to a lease that expires in 2012. We believe that these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings.

On November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s terms of use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. On May 30, 2008, the Court denied the Company’s motion. The Company filed a Notice of Appeal from that Order on July 7, 2008. On December 15, 2008, the Company requested that its appeal be dismissed, in order to facilitate the Company’s immediate and timely pursuant of the merits of its pending claims against CoStar. On January 21, 2009, CoStar filed a motion for attorney’s fees relating to its opposition of the Company’s special motion to strike and requesting an award of $323,000. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims. The litigation is currently in its discovery phase.

On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. On March 27, 2008, the Company filed an Answer denying the material allegations of the Complaint and setting forth affirmative defenses. On or about June 23, 2008, CoStar filed a First Amended Complaint, adding further allegations concerning the Company’s advertising and claims under New York law. On June 24, 2008, the Company filed an Answer to CoStar’s First Amended Complaint, denying its material allegations and setting forth affirmative defenses. The Company believes CoStar’s Complaint and First Amended Complaint have no merit and that it intends to vigorously defend itself.

On June 24, 2008, the Company filed Counterclaims against CoStar Group, Inc. and CoStar Realty Information, Inc. The Counterclaims allege that CoStar has violated federal and New York law by engaging in false advertising, unfair competition and trade libel. On July 7, 2008, the Company filed Amended Counterclaims alleging additional false advertising by CoStar. On June 20, 2008, CoStar moved for a preliminary injunction with respect to the Company’s purported false advertising. On June 30, 2008, the Company moved to preliminarily enjoin CoStar’s false advertising. Both parties were given leave to take expedited discovery. On February 11, 2009, the Court denied the motions. A trial date has not been set in this matter. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself.

In April 2008, LoopNet and CityFeet (collectively “the Company”) were sued by Real Estate Alliance, Ltd. in the U.S. District Court for the Central District of California for alleged infringement of certain patents. The complaint seeks unspecified damages, attorney fees and costs. The Company denies the alleged infringement and has filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”) the Company and plaintiff are awaiting court approval of an agreement to stay all discovery in the present case and for the Company and plaintiff to be bound by certain determinations that will be made in the earlier filed action. At this time, the Company cannot predict the outcome of the case, but intends to vigorously defend itself.

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

Market information

Our common stock trades on the Nasdaq Global Select Market under the symbol “LOOP.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low

2008
First Quarter	$15.48	$10.60
Second Quarter	$14.47	$10.59
Third Quarter	$12.50	$9.25
Fourth Quarter	$10.17	$4.75
2007
First Quarter	$17.99	$14.50
Second Quarter	$24.21	$15.02
Third Quarter	$26.37	$16.76
Fourth Quarter	$23.90	$13.22

As of February 19, 2009, we had approximately 154 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and repurchases of our common stock, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on June 7, 2006 (the date on which our common stock was first traded on the Nasdaq Global Select Market) for (i) our common stock, (ii) the Nasdaq Stock market (U.S.) Index and (iii) the Goldman Sachs Internet Trading Index, at the closing price on June 7, 2006. All values assume reinvestment of the full amount of all dividends, if any.

	Culmulative Total Return
	6/7/2006	12/29/2006		12/31/2007		12/31/2008
LOOPNET, INC.	100.00	99.87	(1)	93.67	(1)	45.47	(1)

NASDAQ STOCK MARKET (U.S)	100.00	112.25		123.26		73.29

GOLDMAN SACHS INTERNET TRADING INDEX	100.00	116.95		127.45		67.32

(1)	Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return is $124.83, $117.08 and $56.83 on 12/29/06, 12/31/07 and 12/31/08, respectfully.

The returns shown on the graph do not necessarily predict future performance.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2008 was as follows (dollars in thousands except per share amounts):

				(d) Approximate
				Dollar
				Value of Shares
			(c) Total Number of	That
			Purchased as Part	May Yet Be
	(a) Total Number	(b) Average	of Publicly	Purchased
	of Shares	Price Paid Per	Announced Plans or	Under The Plans or
Period	Purchased (#)(1)	Share ($)	Programs (#)	Programs ($)(1)

October 1 — October 31, 2008	1,076,671	$9.25	1,076,671	$54,556
November 1 — November 30, 2008	0	N/A	0	$54,556
December 1 — December 31, 2008	0	N/A	0	$54,556
Total shares	1,076,671	$9.25	1,076,671

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50 million. An additional authorized level of $50 million was announced on July 30, 2008. This program is subject to business and market conditions, and has no termination date, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2004 and 2005 and the consolidated balance sheet data as of December 31, 2004, 2005 and 2006 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$17,036	$30,977	$48,411	$70,729	$86,074
Cost of revenue(1)	2,562	3,825	5,599	8,033	10,858

Gross profit	14,474	27,152	42,812	62,696	75,216
Operating expenses(1):
Sales and marketing	3,193	6,252	9,506	14,667	18,825
Technology and product development	2,686	3,746	4,341	6,427	9,075
General and administrative	4,889	5,955	7,803	12,253	18,739

Total operating expenses	10,768	15,953	21,650	33,347	46,639

Income from operations	3,706	11,199	21,162	29,349	28,577
Interest and other income, net	132	494	2,883	5,046	1,998

Income from continuing operations	3,838	11,693	24,045	34,395	30,575
Income tax expense (benefit)	118	(7,243)	8,550	13,268	12,297

Net income	$3,720	$18,936	$15,495	$21,127	$18,278

Net income per share
Basic	$0.06	$0.58	$0.42	$0.55	$0.51

Diluted	$0.04	$0.54	$0.40	$0.52	$0.49

(1)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Cost of revenue	$1	$18	$151	$357	$570
Sales and marketing	251	146	686	1,358	2,198
Technology and product development	236	350	195	600	1,311
General and administrative	1,188	150	421	1,180	1,855

Total	$1,676	$664	$1,453	$3,495	$5,934

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,724	$21,865	$89,028	$107,889	$64,587
Working capital	5,100	16,939	81,884	94,667	52,529
Total assets	12,971	35,177	100,205	137,359	108,210
Total liabilities	4,255	6,604	10,202	15,506	15,759
Reedeemable convertible preferred stock	39,712	39,962	—	—	—
Total shareholders’ (deficit) equity	(30,996)	(11,389)	90,003	121,853	92,451

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$6,921	$14,490	$23,205	$30,301	$25,105
Depreciation and amortization	278	505	611	1,154	2,199
Capital expenditures	(500)	(719)	(665)	(1,797)	(1,319)

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Other Operating Data (unaudited):
LoopNet registered members at end of year	703,111	1,116,589	1,766,508	2,567,729	3,251,260
LoopNet premium members at end of year	35,482	57,461	78,952	88,340	77,283

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 800,000 unique visitors per month during 2006, approximately 900,000 per month during 2007 and 2008, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.

We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of monthly unique visitors to our marketplace, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members have grown from approximately 1.7 million as of December 31, 2006, to over 2.5 million as of December 31, 2007, to over 3.2 million as of December 31, 2008. The number of monthly unique visitors to our marketplace averaged 800,000 in 2006 and 900,000 in 2007 and 2008. Our premium members were 78,000 as of December 31, 2006, 88,000 as of December 31, 2007, and 77,000 as of December 31, 2008. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the fourth quarter of 2008 in our average monthly conversion rate to approximately 2.4% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity, and an approximately 17% increase in the average monthly subscription prices which we charge our premium members. Transaction activity in the Commercial Real Estate market that we serve has slowed, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. In the fourth quarter of 2008 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced, the slowdown in overall transaction activity in the industry, and the increase in the average subscription prices which we charge our premium members. The average monthly subscription price paid by our premium members has increased from $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007, to $65.64 in the fourth quarter of 2008. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2006, 77% of our revenue in 2007, and 75% of our revenue in 2008. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008. The number of property profiles that were viewed by our registered members increased from 130 million in 2006 to 150 million in 2007 to 169 million in 2008.

Our Revenues and Expenses

Our primary sources of revenues are:

•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

Our revenues have grown significantly in the past three years from $48.4 million in 2006, to $70.7 million in 2007 and to $86.1 million in 2008. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:

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

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $65.64 per month during the fourth quarter of 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities. As of December 31, 2008, we continued to maintain a valuation allowance of approximately $8.9 million for certain federal and state net operating loss and tax credit carryforwards due to the uncertainty of realization.

At December 31, 2008, we had approximately $31.5 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2017 for federal and 2009 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $3.7 million of net operating losses to offset taxable income in 2008 and estimate that we will be able to utilize approximately $3.7 million in 2009 and each year thereafter until 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

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

On January 1, 2007, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

Website Development Costs

In March, 2000, the Emerging Issues Task Force (EITF) issued EITF 00-2, “Accounting for Web Site Development Costs,” which addresses whether certain development costs should be capitalized or expensed. Because our current website development costs relate to routine maintenance and operating costs, we expense such costs as incurred.

Stock-Based Compensation

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period. Prior to FAS 123R we disclosed the pro forma effects of FAS 123 under the minimum value method. We adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.

Under SFAS 123R we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.6 years for the expected term, 42% for the expected volatility, 2.80% for the risk free rate and 0% for dividend yield for the twelve month period ending December 31, 2008. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

The weighted average expected option term reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued in March 2005. The SEC subsequently issued SAB 110 in December 2007 extending the opportunity to use the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar public entities.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the full year of 2008, the commercial real estate credit markets experienced tightening as a result of the subprime issues affecting the residential real estate credit markets. We believe the credit tightening caused our cancellation rates to exceed our historical levels during 2008, as well as resulted in a lower conversion rate of basic members to premium members.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenue	11.6	11.4	12.6

Gross profit	88.4	88.6	87.4
Operating expenses:
Sales and marketing	19.6	20.7	21.9
Technology and product development	9.0	9.1	10.5
General and administrative	16.1	17.3	21.8

Total operating expenses	44.7	47.1	54.2

Income from operations	43.7	41.5	33.2
Interest and other income, net	6.0	7.1	2.3

Income from continuing operations	49.7	48.6	35.5
Income tax expense	17.7	18.8	14.3

Net income	32.0%	29.9%	21.2%

Comparison of Years Ended December 31, 2007 and 2008

Revenues

	Year Ended December 31,
			Increase /	Percent
	2007	2008	Decrease	Change
	(Dollars in thousands)

Revenues	$70,729	$86,074	$15,345	21.7%
Premium members at year-end	88,340	77,283	(11,057)	(12.5%)

The increase in revenues was due primarily to an increase of approximately 17.2% in the average monthly price of a premium membership. We anticipate that revenues may decline in the future as a result of the depressed market conditions in the commercial real estate industry.

Cost of Revenues

	Year Ended December 31,
				Percent
	2007	2008	Increase	Change
	(Dollars in thousands)

Cost of revenues	$8,033	$10,858	$2,825	35.2%
Percentage of revenues	11.4%	12.6%

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

The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity coupled with higher credit card fees due to the growth of revenue. Also contributing to the increased cost of revenues were customer support costs related to the REApplications business.

We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenue, as we continue to aggregate listing content.

Sales and Marketing

	Year Ended December 31,
				Percent
	2007	2008	Increase	Change
	(Dollars in thousands)

Sales and marketing	$14,667	$18,825	$4,158	28.3%
Percentage of revenues	20.7%	21.9%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The increase in sales and marketing expenses was due largely to an increase in the number of sales personnel and increased commissions paid as a result of growth in our revenues. Additionally, advertising costs were higher, primarily to attract new members to our online marketplace. Also contributing to the increase was higher stock-based compensation, which increased to $2,198,000 in 2008 compared to $1,358,000 in 2007.

We expect sales and marketing expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members and launch and support new products and services.

Technology and Product Development

	Year Ended December 31,
				Percent
	2007	2008	Increase	Change
	(Dollars in thousands)

Technology and product development	$6,427	$9,075	$2,648	41.2%
Percentage of revenues	9.1%	10.5%

Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.

The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $1,311,000 in 2008 compared to $600,000 in 2007.

We expect technology and product development expenses to potentially increase in absolute dollar amounts and as a percentage of revenues as we continue to build the infrastructure required to support the development of new products and services.

General and Administrative

	Year Ended December 31,
				Percent
	2007	2008	Increase	Change
	(Dollars in thousands)

General and administrative	$12,253	$18,739	$6,486	52.9%
Percentage of revenues	17.3%	21.8%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation related matters. Also contributing to the increase was higher stock-based compensation, which increased to $1,855,000 in 2008 compared to $1,180,000 in 2007

We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues as we continue to incur additional litigation related costs.

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $2,439,000 to $5,934,000 in the twelve months ended December 31, 2008 from $3,495,000 in the twelve months ended December 31, 2007. The increase was due primarily to stock option and restricted stock unit grants for employees hired in 2008 and additional grants to existing employees.

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
				Percent
	2007	2008	Increase	Change

Cost of revenue	$357	$570	$213	59.7%
Selling and marketing	1,358	2,198	840	61.9%
Technology and product development	600	1,311	711	118.5%
General and administrative	1,180	1,855	675	57.2%

Total	$3,495	$5,934	$2,439	69.8%

Interest Income

Interest and other income decreased by $3,048,000 to $1,998,000 for the year ended December 31, 2008, from $5,046,000 for the year ended December 31, 2007. This decrease was due to lower cash equivalents and short-term investments and lower interest rates. As of December 31, 2008, we held $64,587,000 in cash, cash equivalents and short-term investments, compared to $107,889,000 in cash, cash equivalents and short-term investments as of December 31, 2007.

Income Taxes

We recorded a provision for income taxes of $12,297,000 million for the year ended December 31, 2008 based upon a 40.2% effective tax rate.

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

Interest Income

Interest and other income increased by $2,163,000 to $5,046,000 for the year ended December 31, 2007, from $2,883,000 for the year ended December 31, 2006. This increase was primarily due to a higher average cash balance. As of December 31, 2007, we held $107,889,000 in cash, cash equivalents and short-term investments, compared to $89,028,000 in cash, cash equivalents and short-term investments as of December 31, 2006.

Income Taxes

We recorded a provision for income taxes of $13,268,000 for the year ended December 31, 2007 based upon a 38.6% effective tax rate.

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2008 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this Annual

Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands, except per share data)

Revenues	$15,515	$17,022	$18,627	$19,565	$20,590	$22,027	$22,403	$21,054
Cost of revenue(1)	1,780	1,874	2,072	2,308	2,414	2,704	2,876	2,864

Gross profit	13,735	15,148	16,555	17,257	18,176	19,323	19,527	18,190
Operating expenses(1):
Sales and marketing	3,259	3,577	3,916	3,914	4,841	4,822	4,711	4,450
Technology and product development	1,350	1,569	1,699	1,809	1,993	2,355	2,301	2,427
General and administrative	2,569	2,849	3,211	3,623	4,056	4,949	5,227	4,507

Total operating expenses	7,178	7,995	8,826	9,346	10,890	12,126	12,239	11,384

Income from operations	6,557	7,153	7,729	7,911	7,286	7,197	7,288	6,806
Interest and other income, net	1,193	1,313	1,242	1,298	975	478	459	85

Income from continuing operations	7,750	8,466	8,971	9,209	8,261	7,675	7,747	6,891
Income tax expense	3,201	3,367	3,193	3,508	3,407	3,141	2,927	2,821

Net income	$4,549	$5,099	$5,778	$5,701	$4,854	$4,534	$4,820	$4,070

Net income per share
Basic	$0.12	$0.13	$0.15	$0.15	$0.13	$0.13	$0.14	$0.12

Diluted	$0.11	$0.13	$0.14	$0.14	$0.12	$0.12	$0.13	$0.12

(1)	Stock-based compensation is allocated as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008
	(In thousands)

Cost of revenue	$67	$94	$96	$100	$115	$139	$153	$163
Sales and marketing	238	351	363	405	553	525	554	565
Technology and product development	91	150	169	191	246	327	347	392
General and administrative	159	280	365	375	438	515	465	437

Total	$555	$875	$993	$1,071	$1,352	$1,506	$1,519	$1,557

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007	2008	2008	2008	2008

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.5	11.0	11.1	11.8	11.7	12.3	12.8	13.6

Gross profit	88.5	89.0	88.9	88.2	88.3	87.7	87.2	86.4
Operating expenses:
Sales and marketing	21.0	21.0	21.0	20.0	23.5	21.9	21.0	21.1
Technology and product development	8.7	9.2	9.1	9.2	9.7	10.7	10.3	11.5
General and administrative	16.6	16.7	17.2	18.5	19.7	22.5	23.3	21.4

Total operating expenses	46.3	46.9	47.4	47.8	52.9	55.1	54.6	54.1

Income from operations	42.3	42.1	41.5	40.4	35.4	32.7	32.5	32.3
Interest and other income	7.7	7.7	6.7	6.6	4.7	2.2	2.0	0.4

Income before taxes	50.0	49.8	48.2	47.1	40.1	34.8	34.6	32.7
Income tax expense	20.6	19.8	17.1	17.9	16.5	14.3	13.1	13.4

Net income	29.3%	30.0%	31.0%	29.1%	23.6%	20.6%	21.5%	19.3%

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash provided by operating activities	$23,205	$30,301	$25,105
Cash used in investing activities	(665)	(18,827)	(14,903)
Cash provided (used in) by financing activities	44,485	7,300	(53,441)

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

As of December 31, 2008, our cash, cash equivalents and short-term investments totaled $64.6 million, compared to $107.9 million, and $89.0 million at December 31, 2007, and 2006, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities was $25.1 million for the year ended December 31, 2008. Included in cash provided by operating activities was $5.9 million of stock-based compensation, and $2.2 million of depreciation and amortization expense. The net cash provided by operating activities was $23.2 million and $30.3 million in the years ended December 31, 2006 and 2007, respectively.

Investing Activities

Cash used in investing activities in 2008 of $14.9 million was attributable to the July 29, 2008 acquisition of LandAndFarm of $2.1 million (net of cash acquired), the April 7, 2008 acquisition of REApplications, Inc. of

$9.2 million (net of cash acquired), a $1.3 million contingent purchase price payment related to the August 2007 acquisition of Cityfeet.com, the purchase of investments of $1.0 million, and capital expenditures amounting to $1.3 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

Cash used in investing activities in 2007 of $18.8 million was primarily attributable to the August 2, 2007 acquisition of Cityfeet of $15.0 million (net of cash acquired), the purchase of other investments of $38.3 million, the sale of investments of $36.3 million and capital expenditures of $1.8 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

Cash used in investing activities in 2006 of $665,000 was primarily attributable to capital expenditures for the purchase of computer equipment.

Financing Activities

Cash used in financing activities in 2008 of $53.4 million was primarily attributable to the Company’s stock repurchases in the amount of $54.6 million partially offset by $0.4 million of proceeds from the exercise of stock options and a $0.8 million tax benefit from the exercise of stock options.

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

Tabular Disclosure of Contractual Obligations and Known Future Cash Requirements

As of December 31, 2008, our principal commitments consist of obligations under certain leases for office space in California and New York. The offices are currently leased under operating lease agreements which expire between 2011 and 2015.

In May, 2008, we renewed the lease for approximately 46,157 square feet of office space in San Francisco, California. This lease commenced in June 2008 and has a seven-year term with an expiration date of May, 2015 and a current base rent rate of approximately $1.9 million per year.

In January, 2005, we entered into a new lease for approximately 18,000 square feet of office space in Monrovia, California. This lease commenced in June, 2005, and has a six-year term with an expiration date of May, 2011 and a current base rent rate of approximately $455,000 per year. In January, 2007, we entered into an expansion of this lease, covering an additional 5,741 square feet of space, commencing June, 2007 and with an expiration date of May, 2011 and a current base rent of approximately $169,000 per year.

In October, 2008, we entered into a new lease for approximately 3,150 square feet of office space in New York, New York for Cityfeet.com, Inc. This lease commenced on February 1, 2009, and has a three-year term with an expiration date of January 31, 2012 and a current base rent rate of approximately $139,000 per year.

Future minimum payments under these operating leases as of December 31, 2008, are as follows:

	Payments Due by Period
					2013 and
	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

Operating lease obligations	$2,693	$2,778	$2,462	$2,116	$5,341	$15,390

Advertising and Media Contracts

We purchase advertising from online vendors such as Google and Yahoo! and pay for the services on a monthly basis. We have no ongoing obligations to purchase a fixed or minimum amount with these vendors.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements. Our future capital requirements will depend on many factors, including cash generated from operations, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our products and services. We from time to time make investments in, or acquisitions of, complementary businesses, products, services or technologies. These investments and acquisitions could also require us to seek additional equity or debt financing. Additional financing may not be available at all or on terms favorable to us.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted this statement effective January 1, 2008 and there has been no significant impact on our financial statements since its adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) — including an Amendment of FASB No. 151. Under SFAS 159, the Company may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company beginning in the first quarter of 2008. Currently, we do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for the Company beginning January 1, 2009 and we will account for future business combinations in accordance with its provisions. We do not expect the adoption of SFAS 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted this statement effective January 1, 2009 and we do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high- quality, interest-

bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investment would not be a material amount to our financial statements. There have not been any material changes in the past year to our primary market risk exposures, or how these exposures are managed.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and supplementary data required by this item are contained in separate sections of this annual report on Form 10-K. See “Index to Financial Statements” commencing on page 50 and the supplemental data contained in “Quarterly Consolidated Statements of Income Data” under Item 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.   There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “ Proxy Statement ”) for its 2009 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

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

Code of Business Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial officer) and employees, known as the LoopNet, Inc. Code of Business Conduct and Ethics. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board of directors committee charters, form the framework for the corporate governance of the Company. The LoopNet, Inc. Code of Business Conduct and Ethics and our Corporate Governance Guidelines are available at: www.loopnet.com under “About Us / Investor Relations / Corporate Governance”. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this proxy statement and is not incorporated by reference herein. The Company will post on this web site any amendments to the LoopNet, Inc. Code of Business Conduct and Ethics or waivers of the LoopNet, Inc. Code of Business Conduct and Ethics for directors and executive officers.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	In The First Column)

Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	1,492,342	$2.20	—
2006 Equity Incentive Plan	3,339,898	$13.04	6,807,724

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	4,832,240	$10.10	6,807,724 (1)

(1)	Excludes 1,371,708 shares authorized for issuance on February 3, 2009 in connection with our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan is subject to an automatic annual increase of the least of (a) 1,800,000 shares, (b) 4% of the shares outstanding as of the end of the prior fiscal year, and (c) a lesser number as determined by the Company’s Board of Directors or Compensation Committee.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Ernst & Young LLP

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.2		Amendment to Stock Purchase Agreement with Cityfeet.com (incorporated herein by reference to the registrant’s Form 10-K filed on March 4, 2008)
3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2		Amended and Restated Bylaws of LoopNet, Inc., effective December 10, 2008 (incorporated herein by reference to the registrant’s Form 8-K filed on December 12, 2008)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10+*	Fiscal Year 2009 Bonus Plan
10	.11+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
10	.12+	Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form 10-Q filed on May 9, 2008)
10	.13+	Form of Change of Control Severance Agreement (incorporated herein by reference to the registrant’s Form 8-K filed on December 24, 2008)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and
Chairman of the Board of Directors

Date: February 27, 2009

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and
Senior Vice President, Finance
and Administration

Date: February 27, 2009

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

Signature	Title	Date

/s/ Richard J. Boyle, Jr. Richard J. Boyle, Jr.	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2009

/s/ Brent Stumme Brent Stumme	Chief Financial Officer and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Noel J. Fenton Noel J. Fenton	Director	February 27, 2009

/s/ Thomas E. Unterman Thomas E. Unterman	Director	February 27, 2009

/s/ Dennis Chookaszian Dennis Chookaszian	Director	February 27, 2009

/s/ Scott Ingraham Scott Ingraham	Director	February 27, 2009

/s/ William Byrnes William Byrnes	Director	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited LoopNet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LoopNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LoopNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LoopNet, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of LoopNet, Inc. and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LoopNet, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
February 20, 2009

LOOPNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$104,564	$61,325
Short-term investments	3,325	3,262
Accounts receivable, net of allowance of $105 and $121, respectively	1,190	1,564
Prepaid expenses and other current assets	796	1,530
Deferred income taxes, net	298	607

Total current assets	110,173	68,288
Property and equipment, net	2,051	2,208
Goodwill	15,233	23,056
Intangibles, net	2,461	5,678
Deferred income taxes, net, non-current	5,196	5,829
Deposits and other noncurrent assets	2,245	3,151

Total assets	$137,359	$108,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828	$622
Accrued compensation and benefits	2,479	2,759
Accrued liabilities	1,964	2,020
Income taxes payable	698	—
Deferred revenue	9,537	10,358

Total current liabilities	15,506	15,759
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 38,908,302 and 39,218,665 shares issued, respectively; and 38,908,302 and 34,292,704 shares outstanding, respectively	39	39
Additional paid in capital	107,866	114,915
Other comprehensive loss	(103)	(276)
Treasury Stock, at cost, 4,925,961 shares	—	(54,556)
Retained earnings	14,051	32,329

Total stockholders’ equity	121,853	92,451

Total liabilities and stockholders’ equity	$137,359	$108,210

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except share data)

Revenues	$48,411	$70,729	$86,074
Cost of revenue	5,599	8,033	10,858

Gross margin	42,812	62,696	75,216
Operating expenses:
Sales and marketing	9,506	14,667	18,825
Technology and product development	4,341	6,427	9,075
General and administrative	7,803	12,253	18,739

Total operating expenses	21,650	33,347	46,639

Income from operations	21,162	29,349	28,577
Interest and other income, net	2,883	5,046	1,998

Income before tax	24,045	34,395	30,575
Income tax expense	8,550	13,268	12,297

Net income	$15,495	$21,127	$18,278

Net income per share
Basic	$0.42	$0.55	$0.51

Diluted	$0.40	$0.52	$0.49

Number of shares used in per share calculations:
Basic	36,767	38,291	35,772
Diluted	38,686	40,672	37,110

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional	Deferred	Stockholders’	Retained	Other			Total
	Common Stock		Paid-in	Stock-based	Notes	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Compensation	Receivable	(Deficit)	Loss	Shares	Amount	Equity
	(In thousands)

Balance at December 31, 2005	8,515	$9	$12,482	$(827)	$(453)	$(22,571)	$(29)	—	$—	$(11,389)
Exercise of stock options	549	1	135	—	—	—	—	—	—	136
Exercise of warrants	1,362	1	2	—	—	—	—	—	—	3
Interest on stockholders’ note receivable	—	—	—	—	(3)	—	—	—	—	(3)
Collection of stockholders’ note receivable	—	—	—	—	456	—	—	—	—	456
Unrealized loss on marketable securities	—	—	—	—	—	—	(2)	—	—	(2)
Conversion of reedemable convertible preferrred stock	24,000	24	40,387	—	—	—	—	—	—	40,411
SFAS 123R adoption	—	—	(827)	827	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,453	—	—	—	—	—	—	1,453
Tax benefit from exercise of stock options	—	—	1,131	—	—	—	—	—	—	1,131
Net proceeds from issuance of common stock, net of transaction costs	3,471	3	42,309	—	—	—	—	—	—	42,312
Net income	—	—	—	—	—	15,495	—	—	—	15,495

Total comprehensive income	—	—	—	—	—	—	—	—	—	57,807

Balance at December 31, 2006	37,897	$38	$97,072	$—	$—	$(7,076)	$(31)	—	$—	$90,003
Exercise of stock options	1,011	1	1,611	—	—	—	—	—	—	1,612
Stock-based compensation expense	—	—	3,495	—	—	—	—	—	—	3,495
Tax benefit from exercise of stock options	—	—	5,688	—	—	—	—	—	—	5,688
Unrealized loss on marketable securities	—	—	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	—	—	21,127	—	—	—	21,127

Total comprehensive income	—	—	—	—	—	—	—	—	—	21,055

Balance at December 31, 2007	38,908	$39	$107,866	$—	$—	$14,051	$(103)	—	$—	$121,853
Exercise of stock options	311	—	356	—	—	—	—	—	—	356
Stock-based compensation expense	—	—	5,934	—	—	—	—	—	—	5,934
Repurchase of common stock	—	—	—	—	—	—	—	4,926	(54,556)	(54,556)
Tax benefit from exercise of stock options	—	—	759	—	—	—	—	—	—	759
Unrealized loss on marketable securities	—	—	—	—	—	—	(173)	—	—	(173)
Net income	—	—	—	—	—	18,278	—	—	—	18,278

Total comprehensive income	—	—	—	—	—	—	—	—	—	18,105

Balance at December 31, 2008	39,219	$39	$114,915	$—	$—	$32,329	$(276)	4,926	$(54,556)	$92,451

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities:
Net income	$15,495	$21,127	$18,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	611	1,154	2,199
Stock-based compensation	1,453	3,495	5,934
Tax benefits from exercise of stock options	—	(5,688)	(759)
Deferred income tax (benefit)	4,137	(527)	(1,683)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(608)	129	23
Prepaid expenses and other assets	(1,481)	630	(678)
Income taxes payable	(16)	6,387	61
Accounts payable	103	615	(211)
Accrued expenses and other current liabilities	265	232	1,304
Accrued compensation and benefits	917	221	198
Deferred revenue	2,329	2,526	439

Net cash provided by operating activities	23,205	30,301	25,105
Cash flows from investing activities:
Purchase of property and equipment	(665)	(1,797)	(1,319)
Purchase of investments	—	(38,303)	(1,000)
Sale of investments	—	36,275	—
Acquisitions, net of cash	—	(15,002)	(12,584)

Net cash used in investing activities	(665)	(18,827)	(14,903)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs paid	42,309	—	—
Net proceeds from exercise of stock options	139	1,612	356
Net proceeds from exercise of warrants	450	—	—
Repurchase of common stock	—	—	(54,556)
Net proceeds from payment of notes receivable on options exercised and restricted stock purchased	456	—	—
Tax benefit from exercise of stock options	1,131	5,688	759

Net cash provided by (used in) financing activities	44,485	7,300	(53,441)

Net increase (decrease) in cash and cash equivalents	67,025	18,774	(43,239)
Cash and cash equivalents at beginning of year	18,765	85,790	104,564

Cash and cash equivalents at end of year	$85,790	$104,564	$61,325

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,115	$6,154	$14,444
Settlement of contingent purchase price	$—	$1,300	$—

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

On July 13, 2001, the Company merged with PropertyFirst.com, Inc. (PropertyFirst), with LoopNet, Inc. being the surviving company. The merger was accounted for under the purchase method of accounting. In order to preserve the existing rights and preferences of the different classes and series of PropertyFirst and LoopNet capital stock, each company reorganized by forming its own holding company. The two holding companies were limited liability companies, or LLCs, and continued in separate existence after the business combination of LoopNet and PropertyFirst. The LLCs were the direct owners of LoopNet, Inc. and the LLC members were the beneficial owners. In May, 2006, prior to its initial public offering, the Company reincorporated in Delaware via a merger with and into LoopNet, Inc., a Delaware corporation.

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

The Company has granted stock options at exercise prices equal to the fair value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting for employee stock-based compensation, management has applied hindsight within the two-year period ended December 31, 2005 to arrive at reassessed values for the shares underlying the options that are higher than the values determined by the board. These reassessed values were determined based on a number of factors, including input from advisors, the Company’s historical and forecasted operating results and cash flows, and comparisons to publicly held companies. The reassessed values were used to determine the amount of stock-based compensation recognized related to those stock and stock option grants to employees.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008, substantially all of our cash and cash equivalents are in United States government agency funds.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, with the unrealized gains and losses if any, net of taxes, reported as a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

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

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2006, 2007 and 2008.

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

Website Development Costs

In March, 2000, the Emerging Issues Task Force (EITF) issued EITF 00-2, Accounting for Web Site Development Costs, which addresses whether certain development costs should be capitalized or expensed. Because the Company’s current website development costs incurred relate to routine maintenance and operating costs, the Company expenses such costs as incurred.

Long-Lived Assets Including Goodwill and other Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. The Company has not recorded any impairment of assets in any of the years presented.

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the annual impairment test during the fourth quarter of 2006, 2007 and 2008 and concluded that goodwill was not impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed.

Intangible assets are comprised of customer relationships, acquired technology and a domain name acquired in connection with the acquisitions. Amortization is calculated using the straight-line method over the following estimated useful lives:

Estimated
Useful Life

BizBuySell Acquisition (October 1, 2004)
Broker Relationships	8.3 years
Advertising Relationships	1.5 years
Technology	3 years
Domain name	Indefinite

Estimated
Useful Life

Cityfeet Acquisition (August 2, 2007)
Newspaper Relationships	5 years
Advertising Relationships	3 years
Pay for Performance Relationships	2 years
Technology	3 years
Domain name	5 years

Estimated
Useful Life

REApplications Acquisition (April 7, 2008)
Customer Relationships	7 years
Technology	5 years
Domain name	7 years

Estimated
Useful Life

LandAndFarm Acquisition (July 29, 2008)
Customer Relationships	0.5 to 8 years
Technology	4 years
Non-competition Agreement	3 years
Trade names/Trademarks	Indefinite

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method.

The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets other than required annual tests.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Revenue Recognition

The Company derives substantially all its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings. The Company recognizes revenue under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising costs are expensed in the period they are incurred. Included in sales and marketing expenses were $1.6 million, $3.1 million and $3.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Technology and Product Development

Technology and product development costs are expensed as incurred and include expenses for the research and development of new products and services, as well as improvements to existing products and services. Also included are costs associated with the maintenance of the Company’s existing products.

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, facility costs and related expenses. Professional fees primarily consist of outside legal and audit fees. All costs are expensed as incurred.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2006, 2007 and 2008 were insignificant.

Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R the Company disclosed the pro forma effects of FAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R in 2006 resulted in the recognition of additional stock-based compensation of $1,120,000 and a reduction in net income of $722,000 (net of tax benefits of $398,000) or $0.02 per diluted share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted this statement effective January 1, 2008 and there has been no significant impact on the Company’s financial statements since its adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) — including an Amendment of FASB No. 151. Under SFAS 159, the Company may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective for the Company beginning in the first quarter of 2008. Currently, the Company does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions. The Company does not expect the adoption of SFAS 141R to have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009 and the Company does not except the adoption to have a material impact on the financial statements.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible preferred stock is anti-dilutive to basic EPS. To the extent redeemable convertible preferred stock is anti-dilutive, the Company calculates diluted EPS under the two class method to include the effect of potential common shares.

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008

Weighted average common shares outstanding(1)	8,028	38,291	35,772

Weighted average shares outstanding used to compute basic net income per share after conversion of redeemable convertible preferred stock; one class of common shares was outstanding for the period from June 7 to June 30, 2006	36,767

Weighted average common shares outstanding used to compute basic net income per share	23,913	38,291	35,772
Add dilutive common equivalents:
Stock options	2,562	2,101	1,270
Warrants	259	—	—
Restricted stock units	—	—	8
Unvested restricted stock(2)	568	280	60
Redeemable convertible preferred stock	10,341	—	—
Redeemable convertible preferred warrants	1,043	—	—

Shares used to compute diluted net income per share	38,686	40,672	37,110

(1)	For the year ended December 31, 2006 where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2006	2007	2008

Stock options	971	416	3,294
Restricted stock units	—	—	—

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2006	2007	2008

Calculation of basic net income per share (1):
Net income	$6,665	N/A	N/A
Assumed preferred stock dividends	978	N/A	N/A

Net income, net of assumed stock dividends	$5,687	N/A	N/A
Percent of net income allocable to common shareholders(2)	26%	N/A	N/A
Net income allocable to common shareholders	1,479	N/A	N/A
Weighted average common shares outstanding	8,028	N/A	N/A
Basic net income per share — two-class method	$0.18	N/A	N/A
Net income for period during which single class of equity securities was outstanding	$8,830	$21,127	$18,278
Weighted average common shares outstanding	36,767	38,291	35,772
Basic earnings per share for period during which single class of equity securities were outstanding	$0.24
Basic earnings per share	$0.42	$0.55	$0.51

Calculation of diluted net income per share:
Net income	$15,495	$21,127	$18,278
Weighted average diluted shares outstanding	38,686	40,672	37,110
Diluted net income per share	$0.40	$0.52	$0.49

(1)	For the year ended December 31, 2006 where the Company had two classes of equity securities, it followed EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128.

(2)	Calculation of percent of net income allocable to common shareholders:

	Year Ended December 31,
	2006	2007	2008

Weighted average common shares outstanding	8,028	N/A	N/A
Weighted average redeemable convertible preferred shares outstanding	22,896	N/A	N/A
Weighted average common shares and preferred shares outstanding	30,924	N/A	N/A
Percent of net income allocable to common shareholders	26%	N/A	N/A

(3)	Acquisitions

On October 1, 2004, the Company acquired BizBuySell, Inc. an online exchange for businesses for sale in North America, for $3,975,000 net of acquired cash. As a result of the acquisition the Company recorded intangible assets related to developed technology and customer relationships in the aggregate of $708,000 that are being amortized on a straight-line basis. Also included in other intangible assets is a trade name of $850,000 which has an indefinite life and is tested on an annual basis for impairment. The remaining excess purchase price over identified tangible and intangible assets of $2,417,000 has been recorded as goodwill. Developed technology and customer relationships have a weighted-average useful life of 3.0 years and 8.2 years from the date of acquisition. Amortization expense was $106,000 in 2006, $97,000 in 2007 and $72,000 in 2008.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a business combination consistent with SFAS No. 141, Business Combinations (“SFAS 141”), and the results of operations have been included in the Company’s consolidated financial statements since the acquisition date. Our purchase price was allocated as follows (in thousands):

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

As a result of the acquisition the Company recorded intangible assets related to developed technology, customer relationships and a trade name in the aggregate of $1,404,000 that are being amortized on a straight-line basis, deferred tax assets of $1,913,000 and tangible assets net of assumed liabilities of $169,000. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible assets of $12,816,000 has been recorded as goodwill. Developed technology, customer relationships and trade name have a weighted-average useful life of 3.0 years, 4.1 years and 5.0 years from the date of acquisition. Amortization expense was $159,000 in 2007 and $383,000 in 2008.

The acquisition was accounted for as a business combination consistent with SFAS 141, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

Customer relationships	$484
Developed technology	510
Domain name	410
Deferred tax asset	1,913
Net assets acquired	169
Goodwill	12,816

$16,302

The results of operations of Cityfeet have been included in the Company’s consolidated statements of income for the period subsequent to our acquisition of Cityfeet. Cityfeet’s results of operations for the periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma financial information has not been presented.

On April 7, 2008, the Company acquired all of the shares of capital stock of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.

As a result of the acquisition the Company recorded intangible assets related to developed technology, customer relationships and a trade name in the aggregate of $3,090,000 that are being amortized on a straight-line basis, deferred tax liability of $947,000 and tangible assets net of assumed liabilities of $38,000. The remaining excess purchase price

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over tangible assets, liabilities assumed and identifiable intangible assets of $6,994,000 has been recorded as goodwill. Developed technology, customer relationships and trade name have a weighted-average useful life of 5.0 years, 7.0 years and 7.0 years from the date of acquisition. Amortization expense was $438,000 in 2008.

The acquisition of REApps was accounted for as a purchase consistent with SFAS 141, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

Customer relationships	$120
Domain name	480
Developed technology	2,490
Net assets acquired	38
Deferred tax liability	(947)
Goodwill	6,994

$9,175

The results of operations of REApps have been included in the Company’s consolidated statements of income for the period subsequent to our acquisition of REApps. REApps’s results of operations for the periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma financial information has not been presented.

On July 29, 2008, the Company acquired all of the shares of capital stock of RPB Media, Inc., a private company incorporated in Delaware pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the sole shareholder of RPB Media, Inc. for a purchase price of $2.1 million net of acquired cash. In addition, the Company is obligated to make additional cash payments up to $750,000 if certain performance targets are met, which would be treated as additional consideration for the acquisition. On August 19, 2008, Articles of Amendment were filed with The Commonwealth of Massachusetts to amend the exact name of the corporation from RPB Media, Inc. to LandAndFarm.com, Inc. (“LandAndFarm”).

As a result of the acquisition the Company recorded intangible assets related to developed technology, customer relationships and non-competition agreements in the aggregate of $839,000 that are being amortized on a straight-line basis, deferred tax liability of $319,000 and tangible liabilities net of assumed assets of $19,000. Also included in other intangible assets is a trade name of $254,000 which has an indefinite life and is tested on an annual basis for impairment. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible liabilities of $1,355,000 has been recorded as goodwill. Developed technology, customer relationships and non-competition agreement have a weighted-average useful life of 4.0 years, 7.6 years and 3.0 years from the date of acquisition. Amortization expense was $73,000 in 2008.

The acquisition of LandAndFarm was accounted for as a purchase consistent with SFAS 141, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. Our purchase price was allocated as follows (in thousands):

Customer relationships	$497
Trade names / Trademarks	254
Developed technology	279
Non-competition Agreements	63
Net assets (liabilities) acquired	(19)
Deferred tax liability	(319)
Goodwill	1,355

$2,110

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of LandAndFarm have been included in the Company’s consolidated statements of income for the period subsequent to our acquisition of LandAndFarm. LandAndFarm’s results of operations for the periods prior to this acquisition were not material to our consolidated statement of income and, accordingly, pro forma financial information has not been presented.

(4)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2007	2008

Computer equipment and purchased software	$7,179	$7,591
Office equipment and furniture (includes leasehold improvements)	1,008	1,270

	8,187	8,861
Less accumulated depreciation and amortization	(6,136)	(6,653)

Property and equipment, net	$2,051	$2,208

During 2008, the Company recorded an adjustment to eliminate approximately $1.0 million of fully depreciated property and equipment.

(5)	Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 are as follows (in thousands):

Balance as of December 31, 2006	$2,417
Goodwill acquired	12,816

Balance as of December 31, 2007	15,233
Goodwill acquired	8,349
Goodwill adjustment	(526)

Balance as of December 31, 2008	$23,056

The goodwill adjustment of $526,000 was due to the release of a portion of the valuation allowance against Cityfeet’s net operating losses.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net consists of the following (in thousands):

	As of December 31,
	2007	2008

Cost:
Customer relationships	$1,094	$1,711
Technology	608	3,377
Non-competition Agreement	—	63
Domain name	1,260	1,994

Total cost	2,962	7,145
Accumulated amortization:
Customer relationships	(298)	(550)
Technology	(169)	(741)
Non-competition Agreement	—	(9)
Domain name	(34)	(167)

Total accumulated amortization	(501)	(1,467)

Intangibles, net	$2,461	$5,678

Expected amortization expense for acquisition-related intangible assets as of December 31, 2008 is as follows (in thousands):

2009	$1,191
2010	1,079
2011	934
2012	836
2013 and thereafter	534

$4,574

(6)	Income Taxes

Income tax expense (benefit) is comprised of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008

Current:
Federal	$3,631	$11,056	$11,136
State	932	2,739	2,901

Total	$4,562	$13,795	$14,037
Deferred:
Federal	$3,259	$(447)	$(1,204)
State	728	(80)	(536)

Total	$3,987	$(527)	$(1,740)

Income tax expense	$8,550	$13,268	$12,297

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2006	2007	2008

Statutory federal tax rate	34.0%	35.0%	35.0%
State tax rate, net of federal benefit	4.6%	5.1%	5.0%
Change in valuation allowance	(4.9)%	(2.1)%	(1.9)%
Other adjustments	1.9%	0.6%	2.1%
Effective tax rate	35.6%	38.6%	40.2%

The tax effects of temporary differences that give rise to significant components of deferred tax assets (liabilities) are as follows (in thousands):

	As of December 31,
	2007	2008

Deferred tax assets (liabilities):
Net operating loss carryforwards	$13,545	$12,769
Depreciation and amortization	(14)	(469)
Stock-based compensation	722	2,401
Accruals and allowances	284	357
Tax credits	1,234	1,235
Intangibles	(507)	(1,750)
Valuation allowance	(10,114)	(8,881)
Other	344	774

Deferred tax assets, net	$5,494	$6,436

As of December 31, 2008, the Company continued to maintain a valuation allowance of approximately $8.9 million for certain federal and state net operating loss carryforwards due to the uncertainty of realization. During 2008 the Company utilized $3.7 million of net operating loss carryforwards against 2008 taxable income. During 2007 the Company utilized $2.7 million of net operating loss carryforwards against 2007 taxable income. During 2006 the Company utilized $12.2 million of net operating loss carryforwards against 2006 taxable income.

At December 31, 2008 the Company had approximately $31.5 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2017 for federal and 2009 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company was limited to using $3.7 million of net operating losses to offset taxable income in 2008 and estimates that the Company will be able to utilize approximately $3.7 million in 2009 and each year thereafter until 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

(7)	Stock Option Plan

The Company adopted the 2006 Equity Incentive Plan (“the 2006 Plan”), which became effective on completion of our initial public offering in June 2006. The 2006 Plan provides for the grant of stock options, stock appreciation rights, stock units and other similar stock awards. Options granted under the 2006 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code of 1986, or non-qualified stock options. Through December 31, 2006 the Board of Directors had reserved 7,000,000 shares of common stock to be issued in conjunction with the 2006 Plan. This plan provides for an automatic annual increase

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the number of shares on January 1st of each year for the life of the plan starting 2007, equal to the least of (i) 1,800,000 shares, (ii) 4% of the shares outstanding as of the end of the prior fiscal year, or (iii) a lesser number determined by the Board of Directors or Compensation Committee.

Prior to June 6, 2006, the Company issued options under the 2001 Stock Option Plan (“the 2001 Plan”). The 2001 Plan was terminated on June 6, 2006 with respect to new grants, and no further options will be granted under the 2001 Plan. Unallocated shares created by cancellations will be transferred automatically to the new plan.

Incentive and nonqualified stock options typically vest over a four-year period, 25% for the first year and monthly thereafter over the remaining three years. Stock options may be exercised during continued employment, or within 60 days of terminating employment and they expire seven years from the date of grant for the 2006 Plan and ten years from the date of grant for the 2001 Plan.

A summary of the Company’s stock option activity is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2005	2,683,778	$0.51	1,214,352	$0.11
Granted	1,803,976	$9.40
Exercised	(548,841)	$0.25
Cancelled	(201,145)	$6.14

Outstanding at December 31, 2006	3,737,768	$4.53	1,349,454	$0.76
Granted	1,157,500	$17.56
Exercised	(1,011,172)	$1.59
Cancelled	(245,714)	$12.84

Outstanding at December 31, 2007	3,638,382	$8.93	1,339,128	$4.59
Granted	1,600,496	$11.62
Exercised	(310,357)	$1.15
Cancelled	(291,281)	$13.41

Outstanding at December 31, 2008	4,637,240	$10.10	2,175,935	$7.96

Additional information regarding stock options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Number	Exercise	Contractual
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)

$0.10	562,531	4.51	$0.10	543,343	$0.10
$0.23 — $4.08	929,811	6.89	3.47	590,715	3.31
$5.70 — $12.00	1,148,072	5.82	11.12	306,728	11.40
$12.04 — $12.98	465,792	5.85	12.19	118,712	12.20
$13.00 — $14.21	429,000	5.78	13.52	93,568	13.92
$15.23 — $15.58	136,321	4.32	15.28	83,756	15.27
$15.61 — $17.51	606,838	5.19	16.12	267,769	16.13
$17.67 — $19.09	138,375	5.05	18.71	97,302	18.82
$19.35 — $22.92	204,500	5.60	21.82	68,471	21.82
$23.39 — $24.40	16,000	5.55	24.17	5,571	24.18

	4,637,240	5.72	$10.10	2,175,935	$7.96	5.45

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the adoption of SFAS 123R (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected option term reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued in March 2005. The SEC subsequently issued SAB 110 in December 2007 extending the opportunity to use the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2006	2007	2008

Risk-free interest rate	4.76%	4.43%	2.80%
Expected volatility	53%	44%	42%
Expected life	5.3 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2006, 2007 and 2008 was $4.73, $7.60, and $4.47 respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2006, 2007 and 2008 totaled $4.8 million, $4.1 million and $3.1 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2008 were $6.9 million and $5.7 million, respectively.

For the year ended December 31, 2008, the Company’s stock-based compensation expense related to stock option grants was $5.6 million. As of December 31, 2008, there was $11.5 million of unrecognized compensation related to unvested stock options, net of forecasted forfeitures. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Cash received from stock options exercised for 2006, 2007 and 2008 was $139,000, $1,612,000 and $356,000, respectively. Tax benefits realized from tax deductions associated with options exercises for 2006, 2007 and 2008 totaled $1.1 million, $5.7 million, and $0.8 million, respectively.

Under the 2006 Plan, we have also issued restricted stock units. A restricted stock unit award is an agreement to issue shares of our stock at the time of vest. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Restricted stock units vest over a four-year period, 25% for the first year and 25% each annual anniversary thereafter over the remaining three years.

A summary of the Company’s restricted stock unit activity is as follows:

Unvested Restricted Stock Units
Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Life (Years)

Balance at December 31, 2007	—	$—	—
Granted	195,000	$11.47
Vested	—	$—
Cancelled	—	$—

Outstanding at December 31, 2008	195,000	$11.47	1.74

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2008, the Company’s stock-based compensation expense related to restricted stock units was $0.3 million. As of December 31, 2008, there was $1.4 million of unrecognized compensation related to unvested restricted stock units, net of forecasted forfeitures. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Cost of revenue	$151	$357	$570
Sales and marketing	686	1,358	2,198
Technology and product development	195	600	1,311
General and administrative	421	1,180	1,855

Total	$1,453	$3,495	$5,934

(8)	Commitments and Contingencies

Leases

The Company leases office space in San Francisco, California and Monrovia, California. Cityfeet leases office space in New York, New York. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2015. Future minimum payments under these noncancelable operating leases as of December 31, 2008, are as follows (in thousands):

2009	$2,693
2010	2,778
2011	2,462
2012	2,116
2013 and thereafter	5,341

$15,390

Rent expense under operating leases for the years ended December 31, 2006, 2007 and 2008 totaled approximately $1.1 million, $1.6 million and $2.5 million, respectively.

Litigation

On November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. On or about January 22, 2008, CoStar Group, Inc. and CoStar Realty Information, Inc. filed a Cross-Complaint against the Company in that lawsuit, alleging that the Company breached a 2005 Settlement Agreement between the Company and CoStar and CoStar’s terms of use, and asserting various state law causes of action arising out of the Company’s purported unlawful accessing of and use of data on CoStar’s Web site. CoStar’s Cross-Complaint seeks unspecified damages and injunctive relief. On or about February 22, 2008, the Company filed a special motion to strike CoStar’s Cross-Complaint and dismiss all claims in that pleading. On May 30, 2008, the Court denied the Company’s motion. The Company filed a Notice of Appeal from that Order on July 7, 2008. On December 15, 2008, the Company requested that its appeal be dismissed, in order to facilitate the Company’s immediate and timely pursuant of the merits of its pending claims against CoStar. On January 21, 2009, CoStar filed a motion for attorney’s fees relating to its opposition of the Company’s special motion to strike and

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requesting an award of $323,000. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself against those claims. The litigation is currently in its discovery phase.

On or about February 5, 2008, CoStar Group, Inc. filed a lawsuit against the Company in the U.S. District Court for the Southern District of New York, alleging that the Company has engaged in false advertising by misrepresenting the number of users of its Web site. The Complaint seeks unspecified damages and injunctive relief. On March 27, 2008, the Company filed an Answer denying the material allegations of the Complaint and setting forth affirmative defenses. On or about June 23, 2008, CoStar filed a First Amended Complaint, adding further allegations concerning the Company’s advertising and claims under New York law. On June 24, 2008, the Company filed an Answer to CoStar’s First Amended Complaint, denying its material allegations and setting forth affirmative defenses. The Company believes CoStar’s Complaint and First Amended Complaint have no merit and that it intends to vigorously defend itself.

On June 24, 2008, the Company filed Counterclaims against CoStar Group, Inc. and CoStar Realty Information, Inc. The Counterclaims allege that CoStar has violated federal and New York law by engaging in false advertising, unfair competition and trade libel. On July 7, 2008, the Company filed Amended Counterclaims alleging additional false advertising by CoStar. On June 20, 2008, CoStar moved for a preliminary injunction with respect to the Company’s purported false advertising. On June 30, 2008, the Company moved to preliminarily enjoin CoStar’s false advertising. Both parties were given leave to take expedited discovery. On February 11, 2009, the Court denied the motions. A trial date has not been set in this matter. The Company believes it has meritorious defenses to CoStar’s claims and intends to vigorously defend itself.

In April 2008, LoopNet and CityFeet (collectively “the Company”) were sued by Real Estate Alliance, Ltd. in the U.S. District Court for the Central District of California for alleged infringement of certain patents. The complaint seeks unspecified damages, attorney fees and costs. The Company denies the alleged infringement and has filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”) the Company and plaintiff are awaiting court approval of an agreement to stay all discovery in the present case and for the Company and plaintiff to be bound by certain determinations that will be made in the earlier filed action. At this time, the Company cannot predict the outcome of the case, but intends to vigorously defend itself.

Currently, there is no other material litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

(9)	401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The company contributed $300,000, $434,000 and $543,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

EXHIBIT INDEX

2.2		Amendment to Stock Purchase Agreement with Cityfeet.com (incorporated herein by reference to the registrant’s Form 10-K filed on March 4, 2008)
3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to the registrant’s Form 10-Q filed on August 4, 2006)
3.2		Amended and Restated Bylaws of LoopNet, Inc., effective December 10, 2008 (incorporated herein by reference to the registrant’s Form 8-K filed on December 12, 2008)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 16, 2006)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on June 6, 2006)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.5+	Form of Indemnification Agreement (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10.6		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1 filed on March 1, 2006)
10.7		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10.8		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form S-1/A filed on April 3, 2006)
10	.9+	Director Compensation Policy (incorporated herein by reference to the registrant’s Form S-1/A filed on April 27, 2006)
10	.10+*	Fiscal Year 2009 Bonus Plan
10	.11+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to the registrant’s Form 8-K filed on February 5, 2008)
10	.12+	Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to the registrant’s Form 10-Q filed on May 9, 2008)
10	.13+	Form of Change of Control Severance Agreement (incorporated herein by reference to the registrant’s Form 8-K filed on December 24, 2008)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.