Form 10-Q
period 2009-03-31
LoopNet, Inc.
filed 2009-05-08
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
As of April 30, 2009, there were 34,415,691 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,325	$65,409
Short-term investments	3,262	3,296
Accounts receivable, net of allowance of $121 and $128, respectively	1,564	1,498
Prepaid expenses and other current assets	1,530	2,353
Deferred income taxes, net	607	607

Total current assets	68,288	73,163

Property and equipment, net	2,208	2,095
Goodwill	23,056	23,243
Intangibles, net	5,678	5,376
Deferred income taxes, net, non-current	5,829	5,361
Deposits and other noncurrent assets	3,151	3,118

Total assets	$108,210	$112,356

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$622	$928
Accrued liabilities	2,020	2,103
Accrued compensation and benefits	2,759	2,034
Deferred revenue	10,358	10,330

Total current liabilities	15,759	15,395

Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,218,665 and 39,332,848 shares issued, respectively; and 34,292,704 and 34,406,887 shares outstanding, respectively	39	39
Additional paid in capital	114,915	116,872
Other comprehensive loss	(276)	(512)
Treasury stock, at cost, 4,925,961 shares	(54,556)	(54,556)
Retained earnings	32,329	35,118

Total stockholders’ equity	92,451	96,961

Total liabilities and stockholders’ equity	$108,210	$112,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2008	2009
Revenues	$20,590	$20,102
Cost of revenue (1)	2,414	2,892

Gross margin	18,176	17,210

Operating expenses (1):
Sales and marketing	4,841	4,507
Technology and product development	1,993	2,559
General and administrative	4,056	5,437

Total operating expenses	10,890	12,503

Income from operations	7,286	4,707

Interest and other income, net	975	12

Income before tax	8,261	4,719
Income tax expense	3,407	1,930

Net income	$4,854	$2,789

Net income per share
Basic	$0.13	$0.08

Diluted	$0.12	$0.08

Weighted average shares
Basic	37,460	34,302

Diluted	39,117	35,219

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$115	$167
Sales and marketing	553	600
Technology and product development	246	486
General and administrative	438	590

Total	$1,352	$1,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$4,854	$2,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	419	617
Stock-based compensation	1,352	1,843
Tax benefits from exercise of stock options	(249)	(59)
Deferred income tax	298	469
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(275)	66
Prepaid expenses and other assets	104	(808)
Income taxes payable	1,913	59
Accounts payable	(171)	306
Accrued expenses and other current liabilities	652	83
Accrued compensation and benefits	(773)	(725)
Deferred revenue	777	(29)

Net cash provided by operating activities	8,901	4,611

Cash flows from investing activities:
Purchase of property and equipment	(182)	(203)
Purchase of short-term investments	(250)	(250)
Acquisitions, net of acquired cash	(1,300)	(188)

Net cash used in investing activities	(1,732)	(641)

Cash flows from financing activities:
Net proceeds from exercise of stock options	127	55
Repurchase of common stock	(39,145)	—
Tax benefits from exercise of stock options	249	59

Net cash provided by (used in) financing activities	(38,769)	114

Net increase (decrease) in cash and cash equivalents	(31,600)	4,084
Cash and cash equivalents at beginning of period	104,564	61,325

Cash and cash equivalents at end of period	$72,964	$65,409

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2009, the statements of income for the three months ended March 31, 2008 and 2009 and the statements of cash flows for the three months ended March 31, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on
Form 10-K for the year ended December 31, 2008 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions. There has been no material impact on the financial statements; however, the future effects of SFAS No. 141R will depend on any future acquisitions completed by the Company.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 effective January 1, 2009 and there has been no material impact on the financial statements.

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Weighted average common shares outstanding	37,460	34,302
Add dilutive common equivalents:
Stock options	1,503	895
Restricted stock units	3	0
Unvested restricted stock (1)	151	22

Shares used to compute diluted net income per share	39,117	35,219

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Stock options	1,498	5,147
Restricted stock units	—	415
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended
	March 31,
	2008	2009
Net income	$4,854	$2,789
Weighted average common shares outstanding	37,460	34,302

Basic earnings per share	$0.13	$0.08

Calculation of diluted net income per share:

Net income	$4,854	$2,789
Weighted average diluted shares outstanding	39,117	35,219

Diluted net income per share	$0.12	$0.08

Note 3 — Acquisitions
     On April 7, 2008, the Company acquired all of the shares of capital stock of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.
     On July 29, 2008, the Company acquired all of the shares of capital stock of RPB Media, Inc., a private company incorporated in Massachusetts pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the sole shareholder of RPB Media, Inc. for a purchase price of $2.1 million net of acquired cash. In addition, the Company is obligated to make additional cash payments up to $750,000 if certain performance targets are met, which would be treated as additional consideration for the acquisition. On February 26, 2009, the Company made a cash payment of $187,500, which represents the first of four potential contingent payment obligations. On August 19, 2008, Articles of Amendment were filed with The Commonwealth of Massachusetts to amend the exact name of the corporation from RPB Media, Inc. to LandAndFarm.com, Inc. (“LandAndFarm”).
     The acquisitions of REApps and LandAndFarm were accounted for as a purchase consistent with SFAS No. 141 Business Combinations (see the Company’s 2008 Form 10-K for additional information).
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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three month period ended March 31, 2009 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The SEC subsequently issued SAB 110 in December 2007 extending the opportunity to use the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three month period ended March 31, 2009 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2008	2009
Risk-free interest rate	2.75%	1.76%
Expected volatility	41%	47%
Expected life	4.6 years	4.6 years
Dividend yield	0%	0%
     The weighted-average fair value of options granted during the three month period ended March 31, 2008 and 2009 was $4.35 and $2.96, respectively, using the Black-Scholes option-pricing model.
Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Cost of revenue	$115	$167
Sales and marketing	553	600
Technology and product development	246	486
General and administrative	438	590

Total	$1,352	$1,843

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
Outstanding at December 31, 2008	4,637,240	$10.10	5.72	2,175,935	$7.96	5.45
Granted	2,091,497	$7.20
Exercised	(83,056)	$0.89
Cancelled	(112,236)	$13.28

Outstanding at March 31, 2009	6,533,445	$9.23	5.91	2,353,586	$8.35	5.27

     A summary of the Company’s unrestricted stock unit activity is as follows:

	Unvested Restricted Stock Units
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	shares	Fair Value	Life (Years)
Balance at December 31, 2008	195,000	$11.47	1.74
Granted	235,000	$7.16
Vested	(33,750)	$7.13
Cancelled	—	$—

Outstanding at March 31, 2009	396,250	$9.28	2.15

Note 5 — Income Taxes
     The Company recorded a provision for income taxes of $1.9 million for the three month period ended March 31, 2009, based upon a 40.9% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 6 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50 million of the Company’s common stock. The repurchased shares are recorded as treasury stock and are accounted for under the cost method. During the first quarter of 2009, the Company made no repurchases. As of March 31, 2009, $54.6 million remained available for purchases under the program.
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
Note 8 — Subsequent Events
     On March 29, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is initially convertible into an aggregate of 7,440,472 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations). The aggregate consideration to be paid for the Series A Preferred Stock by the Purchasers is $50 million (the “Purchase Price”). The transaction closed on April 14, 2009. The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million.
     The parties also entered into an Investors’ Rights Agreement (the “Investors’ Rights Agreement”) with the Purchasers, pursuant to which, among other things, the Company agrees to grant the Purchasers certain registration rights including the right to require the Company a file a registration statement to register the Common Stock issuable upon conversion of the Series A Preferred Stock.
     On March 30, 2009 the Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. The Certificate of Designations authorizes the Company to issue 50,000 shares of Series A Preferred Stock and sets forth the terms of the Series A Preferred Stock.
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
Overview
          We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 800,000 unique visitors per month during 2006, approximately 900,000 per month during 2007 and 2008, and approximately 990,000 per month during the first quarter of 2009 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of monthly unique visitors to our marketplace, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members have grown from approximately

1.7 million as of December 31, 2006, to over 2.5 million as of December 31, 2007, to over 3.2 million as of December 31, 2008, to over 3.4 million as of March 31, 2009. The number of monthly unique visitors to our marketplace averaged 800,000 in 2006, 900,000 in 2007 and 2008, and 990,000 in the first quarter 2009. Our premium members were 78,000 as of December 31, 2006, 88,000 as of December 31, 2007, 77,000 as of December 31, 2008, and 74,000 as of March 31, 2009. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2009 in our average monthly conversion rate to approximately 2.2% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity, and an approximately 12% increase in the average monthly subscription prices which we charge our premium members. Transaction activity in the Commercial Real Estate market that we serve has slowed, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. In the first quarter of 2009 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced, the slowdown in overall transaction activity in the industry, and the increase in the average subscription prices which we charge our premium members. The average monthly subscription price paid by our premium members has increased from $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007, to $65.64 in the fourth quarter of 2008, and to $66.18 in the first quarter of 2009. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2006, 77% of our revenue in 2007, 75% of our revenue in 2008, and 75% of our revenue in the first quarter of 2009. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 687,000 as of March 31, 2009. The number of property profiles that were viewed by our registered members decreased from 44.2 million in the first quarter of 2008 to 33.0 million in the first quarter of 2009.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces,

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     Our revenues have grown significantly in the past three years from $48.4 million in 2006, to $70.7 million in 2007 and to $86.1 million in 2008. We had revenues of $20.1 million in the three month period ended March 31, 2009. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.18 per month during the first quarter of 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.

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
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on
Form 10-K for the year ended December 31, 2008.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several quarters transaction activity in the commercial real estate industry has slowed, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. We believe these conditions caused our cancellation rates to exceed our historical levels, as well as resulted in a lower conversion rate of basic members to premium members.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2008	2009
	(unaudited)
Revenues	100.0%	100.0%
Cost of revenue	11.7	14.4

Gross margin	88.3	85.6

Operating expenses:
Sales and marketing	23.5	22.4
Technology and product development	9.7	12.7
General and administrative	19.7	27.0

Total operating expenses	52.9	62.2

Income from operations	35.4	23.4

Interest and other income, net	4.7	0.1

Income before tax	40.1	23.5
Income tax expense	16.5	9.6

Net income	23.6%	13.9%

Comparison of Three Months Ended March 31, 2008 and 2009
     Revenues

	Three Months Ended March 31,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Revenues	$20,590	$20,102	$488	2.4%
Premium members at March 31	88,226	74,329	13,897	15.8%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
     We anticipate that revenues will decrease in future periods due to the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended March 31,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Cost of revenues	$2,414	$2,892	$478	19.8%
Percentage of revenues	11.7%	14.4%
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
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to aggregate listing content.

     Sales and Marketing

	Three Months Ended March 31,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Sales and marketing	$4,841	$4,507	$334	6.9%
Percentage of revenues	23.5%	22.4%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The decrease in sales and marketing expenses was due primarily to lower advertising costs.
     We expect sales and marketing expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members.
     Technology and Product Development

	Three Months Ended March 31,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Technology and product development	$1,993	$2,559	$566	28.4%
Percentage of revenues	9.7%	12.7%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with an increase in headcount to assist in the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $486,000 in the first quarter of 2009 compared to $246,000 in the first quarter of 2008.
     We expect technology and product development expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build the infrastructure required to support the development of new products and services.
     General and Administrative

	Three Months Ended March 31,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
General and administrative	$4,056	$5,437	$1,381	34.0%
Percentage of revenues	19.7%	27.0%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation matters. Also contributing to the increase was higher stock-based compensation, which increased to $590,000 in the first quarter of 2009 compared to $438,000 in the first quarter of 2008.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to incur additional litigation related costs.
     Interest Income
     Interest and other income decreased by $963,000 to $12,000 in the three months ended March 31, 2009, from $975,000 in the three months ended March 31, 2008. This decrease was due primarily to lower interest rates.
     Income Taxes
     We recorded a provision for income taxes of $1.9 million for the three month period ended March 31, 2009, based upon a 40.9% effective tax rate for the full year of 2009. The effective tax rate is based upon our estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, our provision for income taxes will change as well.

Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2008	2009
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$8,901	$4,611
Cash used in investing activities	(1,732)	(641)
Cash provided by (used in) financing activities	(38,769)	114
     As of March 31, 2009, our cash, cash equivalents and short-term investments totaled $68.7 million, compared to $76.3 million in cash, cash equivalents and short-term investments as of March 31, 2008. The amount does not include an additional $50 million in aggregate gross proceeds received on April 14, 2009 pursuant to our recently announced sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
     Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $8.9 million and $4.6 million in the three months ended March 31, 2008 and 2009, respectively. The decrease in cash provided by operating activities in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 was primarily due to lower net income generated by the Company and the timing of estimated tax payments.
     Investing Activities
     Cash used in investing activities in the three months ended March 31, 2009 of $641,000 was attributable to a $188,000 contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com, the purchase of investments of $250,000, and capital expenditures of $203,000 for the purchase of computer equipment.
     Cash used in investing activities in the three months ended March 31, 2008 of $1.7 million was attributable to a $1.3 million contingent purchase price payment related to the August 2007 acquisition of CityFeet.com, the purchase of investments of $250,000, and capital expenditures of $182,000 for the purchase of computer equipment.
     Financing Activities
     Cash provided by financing activities in the three months ended March 31, 2009 of $114,000 was attributable to $55,000 of proceeds from the exercise of stock-based awards and a $59,000 tax benefit from the exercise of stock options.
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
Item 1A. Risk Factors.
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009. We do not believe any of the changes constitute material changes from the risk factors previously disclosed.
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
          For example, as of March 31, 2009, more than 26% of our premium members were based in California and more than 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the first quarter of 2009 in our basic to premium conversion rate to approximately 2.2% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market, the impact of a slowdown in commercial real estate transaction activity and an approximately 12% increase in the average subscription prices which we charge our premium members. In the first quarter of 2009 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the slowdown in the commercial real estate transaction activity and the increase in the average subscription prices which we charge our premium members.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 687,000 as of March 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Concern among prospective customers regarding our use of the personal information collected on our websites could keep prospective customers from using our marketplace. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations or laws could deter people from using the Internet or our website to conduct transactions that involve the transmission of confidential information, which could harm our business. Last year, our subsidiary, Cityfeet.com, was informed that there may have been a security breach to its credit card database and that some personally identifiable information of individuals contained in that database may have been misappropriated. Under California law and the laws of a number of other states, if there is a breach of our computer systems and we know or suspect that unencrypted personal customer data has been stolen, we are required to inform any customers whose data was stolen, which could harm our reputation and business.
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
     As our operations have expanded, and as the result of acquisitions of other companies, we have experienced growth in our headcount. Our overall employee base has grown from 198 employees as of December 31, 2006 to 281 employees as of March 31, 2009. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.
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
     In addition, the provisions of Section 203 of the Delaware General Corporation Laws govern us. While we have waived the application of Section 203 of the Delaware General Corporation Laws with respect to the investors who acquired shares of our Series A convertible preferred stock in the April 2009 private placement, these provisions may otherwise prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
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
     We had no issuance of unregistered securities during the three months ended March 31, 2009.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
Exhibits:

10.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009)

10.2	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc.)

10.3	Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc.)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: May 8, 2009	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: May 8, 2009	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

10.1	Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009.)

10.2	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc.)

10.3	Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc.)

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)