Form 10-Q
period 2009-06-30
LoopNet, Inc.
filed 2009-08-05
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes  ☐      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer ,” “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐      No  ☑
As of July 31, 2009, there were 34,471,949 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,325	$116,644
Short-term investments	3,262	3,355
Accounts receivable, net of allowance of $121 and $156, respectively	1,564	1,712
Prepaid expenses and other current assets	1,530	2,769
Deferred income taxes, net	607	607

Total current assets	68,288	125,087

Property and equipment, net	2,208	2,342
Goodwill	23,056	23,243
Intangibles, net	5,678	5,077
Deferred income taxes, net, non-current	5,829	6,215
Deposits and other noncurrent assets	3,151	3,683

Total assets	$108,210	$165,647

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$622	$572
Accrued liabilities	2,020	3,849
Accrued compensation and benefits	2,759	2,336
Deferred revenue	10,358	9,857

Total current liabilities	15,759	16,614

Commitments and contingencies
Series A convertible preferred stock	—	48,037
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,218,665 and 39,362,871 shares issued, respectively; and 34,292,704 and 34,436,910 shares outstanding, respectively	39	39
Additional paid in capital	114,915	119,085
Other comprehensive loss	(276)	(473)
Treasury stock, at cost, 4,925,961 shares	(54,556)	(54,556)
Retained earnings	32,329	36,901

Total stockholders’ equity	92,451	100,996

Total liabilities and stockholders’ equity	$108,210	$165,647

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues	$22,027	$19,248	$42,617	$39,350
Cost of revenue (1)	2,704	2,777	5,118	5,669

Gross margin	19,323	16,471	37,499	33,681

Operating expenses (1):
Sales and marketing	4,822	4,237	9,664	8,744
Technology and product development	2,355	2,654	4,347	5,214
General and administrative	4,949	6,434	9,005	11,871

Total operating expenses	12,126	13,325	23,016	25,829

Income from operations	7,197	3,146	14,483	7,852
Interest and other income, net	478	95	1,454	107

Income before tax	7,675	3,241	15,937	7,959
Income tax expense	3,141	1,386	6,549	3,316

Net income	$4,534	$1,855	$9,388	$4,643
Convertible preferred stock accretion of discount	—	(71)	—	(71)

Net income applicable to common stockholders	$4,534	$1,784	$9,388	$4,572

Net income per share applicable to common stockholders
Basic	$0.13	$0.04	$0.26	$0.11

Diluted	$0.12	$0.04	$0.25	$0.11

Weighted average shares
Basic	35,631	41,842	36,582	41,777

Diluted	37,130	42,949	38,128	42,747

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$139	$189	$255	$357
Sales and marketing	525	637	1,078	1,236
Technology and product development	327	560	572	1,046
General and administrative	515	711	953	1,301

Total	$1,506	$2,097	$2,858	$3,940

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$9,388	$4,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	996	1,241
Stock-based compensation	2,858	3,940
Tax benefits from exercise of stock options	(531)	(127)
Deferred income tax	(331)	(385)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(307)	(148)
Prepaid expenses and other assets	(1,679)	(1,541)
Income taxes payable	(167)	127
Accounts payable	81	(51)
Accrued expenses and other current liabilities	887	1,830
Accrued compensation and benefits	(347)	(422)
Deferred revenue	827	(502)

Net cash provided by operating activities	11,675	8,605

Cash flows from investing activities:
Purchase of property and equipment	(721)	(793)
Purchase of investments	(500)	(500)
Acquisitions, net of acquired cash	(10,475)	(188)

Net cash used in investing activities	(11,696)	(1,481)

Cash flows from financing activities:
Net proceeds from exercise of stock options	254	102
Net proceeds from sale of preferred stock	—	47,966
Repurchase of common stock	(39,145)	—
Tax benefits from exercise of stock options	531	127

Net cash provided by (used in) financing activities	(38,360)	48,195

Net increase (decrease) in cash and cash equivalents	(38,381)	55,319
Cash and cash equivalents at beginning of period	104,564	61,325

Cash and cash equivalents at end of period	$66,183	$116,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2009, the statements of income for the three and six months ended June 30, 2008 and 2009 and the statements of cash flows for the six months ended June 30, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009.
     The Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”) is effective for financial statements ending after June 15, 2009. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. The Company has evaluated subsequent events through the date of filing its Form 10-Q with the Securities and Exchange Commission, August 5, 2009.
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
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions. There has been no material impact on the financial statements; however, the future effects of SFAS No. 141R will affect any future acquisitions completed by the Company.
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

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Weighted average common shares outstanding	35,631	34,402	36,582	34,337
Convertible preferred stock	—	7,440	—	7,440

Shares used to compute basic net income applicable to common stockholders	35,631	41,842	36,582	41,777
Add dilutive common equivalents:
Stock options	1,423	1,065	1,463	937
Restricted stock units	12	32	8	16
Unvested restricted stock (1)	64	10	75	17

Shares used to compute diluted net income applicable to common stockholders	37,130	42,949	38,128	42,747

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Stock options	1,749	3,128	1,792	5,262
Restricted stock units	—	101	—	—
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Calculation of basic net income per share applicable to common stockholders

Net income	$4,534	$1,855	$9,388	$4,643
Convertible preferred stock accretion of discount	—	(71)	—	(71)

Net income applicable to common stockholders	$4,534	$1,784	$9,388	$4,572

Shares used to compute basic net income applicable to common stockholders	35,631	41,842	36,582	41,777

Basic net income per share applicable to common stockholders	$0.13	$0.04	$0.26	$0.11

Calculation of diluted net income per share applicable to common stockholders

Net Income	$4,534	$1,855	$9,388	$4,643
Convertible preferred stock accretion of discount	—	(71)	—	(71)

Net income applicable to common stockholders	$4,534	$1,784	$9,388	$4,572

Shares used to compute diluted net income applicable to common stockholders	37,130	42,949	38,128	42,747

Dilutive net income per share applicable to common stockholders	$0.12	$0.04	$0.25	$0.11

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
Note 4 — Series A Convertible Preferred Stock
     On March 29, 2009, the Company completed a $50 million private placement to accredited investors (the “Purchasers”). The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), the Company agreed to sell to the Purchasers an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is initially convertible into an aggregate of 7,440,472 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations).
     The holders of the Series A Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the greater of (1) the Original Issue Price, plus any declared and unpaid dividends and (2) the amount that Purchasers would receive in respect of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock if all of the then outstanding Series A Preferred Stock were converted into Common Stock. The rights, privileges and preferences of the Series A convertible preferred stock are set forth in the Certificate of Designations of Series A Convertible Preferred Stock attached as an exhibit to the Company’s Form 8-K filed with the SEC on April 2, 2009.
     The transaction closed on April 14, 2009. The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. During the second quarter of 2009, the Company recorded accretion on the issuance costs of $71,000.
Note 5 — Stock-Based Compensation
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
     In connection with the adoption of SFAS 123R, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and six month periods ended June 30, 2009 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107 (SAB 107), which was issued in March 2005. The SEC subsequently issued SAB 110 in December 2007 extending the opportunity to use the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and six month periods ended June 30, 2009 also reflects the application of SAB 107 interpretive guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Risk-free interest rate	3.16%	2.23%	2.95%	2.00%
Expected volatility	42%	50%	41%	49%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month period ended June 30, 2008 and 2009 was $5.11 and $3.43, respectively, and during the six month periods ended June 30, 2008 and 2009 was $4.52 and $2.99, respectively, using the Black-Scholes option-pricing model.
     Total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Cost of revenue	$139	$189	$255	$357
Sales and marketing	525	637	1,078	1,236
Technology and product development	327	560	572	1,046
General and administrative	515	711	953	1,301

Total	$1,506	$2,097	$2,858	$3,940

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	shares	Price	Life (Years)	shares	Price	Life (Years)
Outstanding at December 31, 2008	4,637,240	$10.10	5.72	2,175,935	$7.96	5.45
Granted	2,230,697	$7.25
Exercised	(113,079)	$1.07
Cancelled	(160,176)	$13.98

Outstanding at June 30, 2009	6,594,682	$9.20	5.71	2,763,221	$8.68	5.19

     A summary of the Company’s unrestricted stock unit activity is as follows:

	Unvested Restricted Stock Units
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	shares	Fair Value	Life (Years)
Balance at December 31, 2008	195,000	$11.47	1.74
Granted	235,000	$7.16
Vested	(33,750)	$7.13
Cancelled	—	$—

Outstanding at June 30, 2009	396,250	$9.28	1.91

Note 6 — Income Taxes
     The Company recorded a provision for income taxes of $3.3 million for the six month period ended June 30, 2009, based upon a 41.7% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 7 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50 million of the Company’s common stock. The repurchased shares are recorded as treasury stock and are accounted for under the cost method. During the second quarter of 2009, the Company made no repurchases. As of June 30, 2009, $54.6 million remained available for purchases under the program.
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
Note 8 — Litigation and Other Contingencies
     Litigation and Other Legal Matters
     On June 8, 2009, CoStar Realty Information, Inc. and CoStar Group, Inc. filed a Complaint against LoopNet in the U.S. District Court for the District of Maryland, alleging that the Company has infringed CoStar copyrights and trademarks and breached a Settlement Agreement between the parties because photographs bearing CoStar logos that were posted by third parties allegedly have appeared in the Company’s RecentSales product. The Complaint seeks $45 million in damages and injunctive relief. On July 31, 2009, the Company moved to dismiss the Complaint or for a more definite statement. The Company expects that motion to be decided in the next couple of months. The Company believes that CoStar’s claims are wholly without merit and intends to vigorously defend the lawsuit and assert appropriate counterclaims.
     See Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009, for a description of two additional legal proceedings that are pending in California and New York between the Company and CoStar.
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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 800,000 unique visitors per month during 2006, approximately 900,000 per month during 2007 and 2008, and approximately 950,000 per month during the second quarter of 2009 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of monthly unique visitors to our marketplace, the number of our premium members, the rate of conversion of our basic members to premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by our registered members are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members have grown from approximately

1.7 million as of December 31, 2006, to over 2.5 million as of December 31, 2007, to over 3.2 million as of December 31, 2008, to over 3.5 million as of June 30, 2009. The number of monthly unique visitors to our marketplace averaged 800,000 in 2006, 900,000 in 2007 and 2008, and 950,000 in the second quarter 2009. Our premium members were 78,000 as of December 31, 2006, 88,000 as of December 31, 2007, 77,000 as of December 31, 2008, and 71,000 as of June 30, 2009. Historically, our average monthly rate of conversion of basic members to premium members has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2009 in our average monthly conversion rate to approximately 2.0% is attributable to an increasing proportion of principals (i.e. investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market and the impact of a slowdown in commercial real estate transaction activity. Transaction activity in the Commercial Real Estate market that we serve has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. In the second quarter of 2009 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the credit tightening that the commercial real estate industry experienced, the slowdown in overall transaction activity in the industry, and the increase in the average subscription prices which we charge our premium members. The average monthly subscription price paid by our premium members has increased from $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007, to $65.64 in the fourth quarter of 2008, and to $65.83 in the second quarter of 2009. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2006, 77% of our revenue in 2007, 75% of our revenue in 2008 and in the second quarter of 2009. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 713,000 as of June 30, 2009. The number of property profiles that were viewed by our registered members decreased from 43.2 million in the second quarter of 2008 to 35.0 million in the second quarter of 2009.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopNet RecentSales membership fees;

•	LoopLink product license fees; and

•	advertising on, and lead generation from, our marketplaces.
     Our revenues have grown significantly in the past three years from $48.4 million in 2006, to $70.7 million in 2007 and to $86.1 million in 2008. We had revenues of $19.2 million and $39.4 million in the three and six month periods ended June 30, 2009. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues are:
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $65.83 per month during the second quarter of 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.

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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several quarters transaction activity in the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. We believe these conditions caused our cancellation rates to exceed our historical levels, as well as resulted in a lower conversion rate of basic members to premium members.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	12.3	14.4	12.0	14.4

Gross margin	87.7	85.6	88.0	85.6

Operating expenses
Sales and marketing	21.9	22.0	22.7	22.2
Technology and product development	10.7	13.8	10.2	13.3
General and administrative	22.5	33.4	21.1	30.2

Total operating expenses	55.1	69.2	54.0	65.6

Income from operations	32.7	16.3	34.0	20.0
Interest and other income, net	2.2	0.5	3.4	0.3

Income before tax	34.8	16.8	37.4	20.2
Income tax expense	14.3	7.2	15.4	8.4

Net income	20.6	9.6	22.0	11.8
Convertible preferred stock accretion of discount	—	(0.4)	—	(0.2)

Net income applicable to common stockholders	20.6%	9.3%	22.0%	11.6%

Comparison of Three Months Ended June 30, 2008 and 2009
     Revenues

	Three Months Ended June 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Revenues	$22,027	$19,248	$2,779	12.6%
Premium members at June 30	86,627	71,375	15,252	17.6%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
     We anticipate that revenues will decrease in future periods due to the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Cost of revenues	$2,704	$2,777	$73	2.7%
Percentage of revenues	12.3%	14.4%
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
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to aggregate listing content.

     Sales and Marketing

	Three Months Ended June 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Sales and marketing	$4,822	$4,237	$585	12.1%
Percentage of revenues	21.9%	22.0%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The decrease in sales and marketing expenses was due primarily to lower advertising costs and lower sales commissions.
     We expect sales and marketing expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members.
     Technology and Product Development

	Three Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Technology and product development	$2,355	$2,654	$299	12.7%
Percentage of revenues	10.7%	13.8%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $560,000 in the second quarter of 2009 compared to $327,000 in the second quarter of 2008.
     We expect technology and product development expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build the infrastructure required to support the development of new products and services.
     General and Administrative

	Three Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
General and administrative	$4,949	$6,434	$1,485	30.0%
Percentage of revenues	22.5%	33.4%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher legal fees associated with litigation matters. Also contributing to the increase was higher stock-based compensation, which increased to $711,000 in the second quarter of 2009 compared to $515,000 in the second quarter of 2008.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to incur additional litigation related costs.
     Interest Income
     Interest and other income decreased by $383,000 to $95,000 in the three months ended June 30, 2009, from $478,000 in the three months ended June 30, 2008. This decrease was due primarily to lower interest rates.

     Income Taxes
     We recorded a provision for income taxes of $1.4 million for the three month period ended June 30, 2009, based upon a 41.7% effective tax rate for the full year of 2009. The effective tax rate is based upon our estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Six Months Ended June 30, 2008 and 2009
     Revenues

	Six Months Ended June 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Revenues	$42,617	$39,350	$3,267	7.7%
Premium members at June 30	86,627	71,375	15,252	17.6%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
Cost of Revenues

	Six Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Cost of revenues	$5,118	$5,669	$551	10.8%
Percentage of revenues	12.0%	14.4%
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
     The increase in cost of revenues was due to an increase in salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.
Sales and Marketing

	Six Months Ended June 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Sales and marketing	$9,664	$8,744	$920	9.5%
Percentage of revenues	22.7%	22.2%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The decrease in sales and marketing expenses was primarily due to lower advertising costs and lower sales commissions.
Technology and Product Development

	Six Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Technology and product development	$4,347	$5,214	$867	19.9%
Percentage of revenues	10.2%	13.3%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $1,046,000 in the six months ended June 30, 2009 compared to $572,000 in the six months ended June 30, 2008.

General and Administrative

	Six Months Ended June 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
General and administrative	$9,005	$11,871	$2,866	31.8%
Percentage of revenues	21.1%	30.2%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher legal fees associated with litigation matters. Also contributing to the increase was higher stock-based compensation, which increased to $1,301,000 in the six months ended June 30, 2009 compared to $953,000 in the six months ended June 30, 2008.
     Interest Income
     Interest and other income decreased by $1,347,000 to $107,000 in the six months ended June 30, 2009, from $1,454,000 in the six months ended June 30, 2008. This decrease was due to lower interest rates. As of June 30, 2009, we held $120.0 million in cash, cash equivalents and short-term investments, compared to $69.5 million in cash, cash equivalents and short-term investments as of June 30, 2008.
     Income Taxes
     We recorded a provision for income taxes of $3.3 million for the six month period ended June 30, 2009, based upon a 41.7% effective tax rate for the full year of 2009. The effective tax rate is based upon our estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2008	2009
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$11,675	$8,605
Cash used in investing activities	(11,696)	(1,481)
Cash provided by (used in) financing activities	(38,360)	48,195
     As of June 30, 2009, our cash, cash equivalents and short-term investments totaled $120.0 million, compared to $69.5 million in cash, cash equivalents and short-term investments as of June 30, 2008. The amount includes $48 million in aggregate net proceeds received on April 14, 2009 pursuant to our sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
     Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $11.7 million and $8.6 million in the six months ended June 30, 2008 and 2009, respectively. The decrease in cash provided by operating activities in the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008 was primarily due to lower net income generated by the Company.
     Investing Activities
     Cash used in investing activities in the six months ended June 30, 2009 of $1.5 million was attributable to capital expenditures of $793,000 for the purchase of computer equipment, office equipment and furniture and leasehold improvements, the purchase of investments of $500,000, and a $188,000 contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com.
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

Financing Activities
     Cash provided by financing activities in the six months ended June 30, 2009 of $48.2 was attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors, $102,000 of proceeds from the exercise of stock-based awards and a $127,000 tax benefit from the exercise of stock options.
     Cash used in financing activities in the six months ended June 30, 2008 of $38.3 million was primarily attributable to the Company’s stock repurchases in the amount of $39.1 million partially offset by $254,000 of proceeds from the exercise of stock options and a $531,000 tax benefit from the exercise of stock options.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On June 8, 2009, CoStar Realty Information, Inc. and CoStar Group, Inc. filed a Complaint against LoopNet in the U.S. District Court for the District of Maryland, alleging that the Company has infringed CoStar copyrights and trademarks and breached a Settlement Agreement between the parties because photographs bearing CoStar logos that were posted by third parties allegedly have appeared in the Company’s RecentSales product. The Complaint seeks $45 million in damages and injunctive relief. On July 31, 2009, the Company moved to dismiss the Complaint or for a more definite statement. The Company expects that motion to be decided in the next couple of months. The Company believes that CoStar’s claims are wholly without merit and intends to vigorously defend the lawsuit and assert appropriate counterclaims.
     See Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009, for a description of two additional legal proceedings that are pending in California and New York between the Company and CoStar.
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
     Because of the factors set forth below and elsewhere in this report and in other documents we filed with the SEC, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
The ongoing decline in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.
     Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to experience severe disruptions. Currently, the credit crisis and turbulence in the debt markets continue to affect the investment sales market, contributing to a significant slow down in our industry, which we anticipate will continue through the remainder of 2009. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:
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
     For example, as of June 30, 2009, more than 26% of our premium members were based in California and more than 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Historically, the overall conversion ratio of premium members to basic members on LoopNet has been approximately five percent, and our average monthly cancellation rate for premium members has ranged between three and five percent. We believe that a decline in the second quarter of 2009 in our basic to premium conversion rate to approximately 2% is attributable to an increasing proportion of principals (i.e., investors and tenants) in our membership base, who convert to premium membership at a lower rate than the professional agents and brokers in the market and the impact of a slowdown in commercial real estate transaction activity. In the second quarter of 2009 our cancellation rate exceeded our historical levels and we believe the increase is attributable to the slowdown in the commercial real estate transaction activity and the increase in the average subscription prices which we charge our premium members.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 713,000 as of June 30, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Additionally, the National Association of REALTORS ®, or NAR, its local boards of REALTORS ® , its various affiliates, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
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
     We provide information on our website, including commercial real estate listings, that is submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website contains errors or omissions and third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties. In 1999, CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. For example, in June 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our RecentSales product. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.
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
     We may be subject to claims against us alleging infringement of the intellectual property rights of others, including our competitors. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle and could significantly divert our management’s attention from other business concerns. For example, on or about April 8, 2008, Real Estate Alliance Ltd. filed a lawsuit against the Company and its subsidiary, Cityfeet.com Inc., in the U.S. District Court for the Central District of California, Western Division, alleging that the Company and Cityfeet.com Inc. have infringed upon certain patents of Real Estate Alliance Ltd. On June 8, 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our RecentSales product.
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
     We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in June, 2007, we acquired a minority position in Xceligent, Inc., in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., and in July, 2008, we acquired LandAndFarm.com. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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
     Our overall employee base has grown from 198 employees as of December 31, 2006 to 281 employees as of June 30, 2009. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.
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
     We had no issuance of unregistered securities during the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
a) Annual meeting
     Our annual meeting was held on May 28, 2009.
c) Matters voted upon at the meeting and the results of each vote
1. The election of the nominees for the Board of Directors who will serve a term to expire at the 2012 Annual Meeting of Stockholders. The nominees, both of whom were elected, were Richard J. Boyle, Jr. and Scott Ingraham.
The Inspector of Election certified the following vote tabulations:

Directors:	Votes For	Votes Withheld
Richard J. Boyle, Jr.	28,765,990	455,292
Scott Ingraham	28,804,742	416,540
     William G. Byrnes and Thomas E. Unterman, whose terms expire in 2010, Dennis Chookaszian and Noel J. Fenton, whose terms expire in 2011, and James T. Farrell, were not up for election at the meeting.
2. A proposal to ratify the selection of Ernst & Young LLP as independent registered public accounting firm for the Company for fiscal year 2009 was approved by the stockholders.
The Inspector of Election certified the following vote tabulations:

For	Against	Abstaining	Broker Nonvotes
29,019,410	121,025	80,847	0
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

LOOPNET, INC.
Date: August 5, 2009	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: August 5, 2009	By:	/s/ Brent Stumme
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