Form 10-Q
period 2009-09-30
LoopNet, Inc.
filed 2009-11-04
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☑
As of October 30, 2009, there were 34,543,409 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,325	$122,040
Short-term investments	3,262	3,416
Accounts receivable, net of allowance of $121 and $181, respectively	1,564	1,758
Prepaid expenses and other current assets	1,530	1,285
Deferred income taxes, net	607	607

Total current assets	68,288	129,106

Property and equipment, net	2,208	2,515
Goodwill	23,056	23,368
Intangibles, net	5,678	4,781
Deferred income taxes, net, non-current	5,829	7,031
Deposits and other noncurrent assets	3,151	3,876

Total assets	$108,210	$170,677

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$622	$1,234
Accrued liabilities	2,020	2,603
Accrued compensation and benefits	2,759	2,793
Deferred revenue	10,358	9,793

Total current liabilities	15,759	16,423

Commitments and contingencies
Series A convertible preferred stock	—	48,122
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,218,665 and 39,443,402 shares issued, respectively; and 34,292,704 and 34,517,441 shares outstanding, respectively	39	39
Additional paid in capital	114,915	120,456
Other comprehensive loss	(276)	(428)
Treasury stock, at cost, 4,925,961 shares	(54,556)	(54,556)
Retained earnings	32,329	40,621

Total stockholders’ equity	92,451	106,132

Total liabilities and stockholders’ equity	$108,210	$170,677

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Revenues	$22,403	$18,795	$65,019	$58,145
Cost of revenue (1)	2,876	2,670	7,994	8,339

Gross margin	19,527	16,125	57,025	49,806

Operating expenses (1):
Sales and marketing	4,711	2,650	14,375	11,394
Technology and product development	2,301	2,833	6,648	8,047
General and administrative	5,227	5,547	14,232	17,418

Total operating expenses	12,239	11,030	35,255	36,859

Income from operations	7,288	5,095	21,770	12,947
Interest and other income, net	459	52	1,914	159

Income before tax	7,747	5,147	23,684	13,106
Income tax expense	2,927	1,342	9,476	4,659

Net income	4,820	3,805	14,208	8,447
Convertible preferred stock accretion of discount	—	(85)	—	(155)

Net income applicable to common stockholders	$4,820	$3,720	$14,208	$8,292

Net income per share applicable to common stockholders
Basic	$0.14	$0.09	$0.39	$0.20

Diluted	$0.13	$0.09	$0.38	$0.19

Weighted average shares
Basic	35,503	41,915	36,243	41,833

Diluted	36,787	42,919	37,693	42,765

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$153	$4	$408	$361
Sales and marketing	554	(755)	1,632	481
Technology and product development	347	699	919	1,745
General and administrative	465	1,174	1,418	2,475

Total	$1,519	$1,122	$4,377	$5,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$14,208	$8,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,584	1,922
Stock-based compensation	4,377	5,062
Tax benefits from exercise of stock options	(689)	(288)
Deferred income tax	(938)	(1,202)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(652)	(193)
Prepaid expenses and other assets	(1,892)	(16)
Income taxes payable	(9)	288
Accounts payable	78	612
Accrued expenses and other current liabilities	2,084	583
Accrued compensation and benefits	29	35
Deferred revenue	1,314	(566)

Net cash provided by operating activities	19,494	14,684

Cash flows from investing activities:
Purchase of property and equipment	(1,041)	(1,352)
Purchase of investments	(750)	(750)
Acquisitions, net of acquired cash	(12,584)	(312)

Net cash used in investing activities	(14,375)	(2,414)

Cash flows from financing activities:
Net proceeds from exercise of stock options	327	190
Net proceeds from sale of preferred stock	—	47,967
Repurchase of common stock	(44,595)	—
Tax benefits from exercise of stock options	689	288

Net cash provided by (used in) financing activities	(43,579)	48,445

Net increase (decrease) in cash and cash equivalents	(38,460)	60,715
Cash and cash equivalents at beginning of period	104,564	61,325

Cash and cash equivalents at end of period	$66,104	$122,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2009, the statements of income for the three and nine months ended September 30, 2008 and 2009 and the statements of cash flows for the nine months ended September 30, 2008 and 2009 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standard Codification ™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification, which launched July 1, 2009, has changed the manner in which GAAP guidance is referenced, but did not have an impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued guidance regarding principles and requirements for how an acquirer accounts for business combinations. This guidance provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective beginning January 1, 2009, the Company will account for future business combinations in accordance with its provisions. There has been no material impact on the financial statements; however, the future effects of this guidance will affect any future acquisitions completed by the Company.
     In December 2007, the FASB issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning after December 15, 2008. Effective beginning January 1, 2009, the Company adopted this guidance and there has been no material impact on the financial statements.

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Weighted average common shares outstanding	35,503	34,475	36,243	34,393
Convertible preferred stock	—	7,440	—	7,440

Shares used to compute basic net income applicable to common stockholders	35,503	41,915	36,243	41,833
Add dilutive common equivalents:
Stock options	1,223	942	1,371	898
Restricted stock units	11	62	11	34
Unvested restricted stock (1)	50	0	68	0

Shares used to compute diluted net income applicable to common stockholders	36,787	42,919	37,693	42,765

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Stock options	3,157	4,898	2,414	4,741
Restricted stock units	—	113	—	114
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Calculation of basic net income per share applicable to common stockholders
Net income	$4,820	$3,805	$14,208	$8,447
Convertible preferred stock accretion of discount	—	(85)	—	(155)

Net income applicable to common stockholders	$4,820	$3,720	$14,208	$8,292
Shares used to compute basic net income applicable to common stockholders	35,503	41,915	36,243	41,833

Basic net income per share applicable to common stockholders	$0.14	$0.09	$0.39	$0.20

Calculation of diluted net income per share applicable to common stockholders
Net Income	$4,820	$3,805	$14,208	$8,447
Convertible preferred stock accretion of discount	—	(85)	—	(155)

Net income applicable to common stockholders	$4,820	$3,720	$14,208	$8,292
Shares used to compute diluted net income applicable to common stockholders	36,787	42,919	37,693	42,765

Dilutive net income per share applicable to common stockholders	$0.13	$0.09	$0.38	$0.19

Note 3 — Acquisitions
     On April 7, 2008, the Company acquired all of the shares of capital stock of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.
     On July 29, 2008, the Company acquired all of the shares of capital stock of RPB Media, Inc., a private company incorporated in Massachusetts pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the sole shareholder of RPB Media, Inc. for a purchase price of $2.1 million net of acquired cash. In addition, the Company is obligated to make additional cash payments up to $750,000 if certain performance targets are met, which would be treated as additional consideration for the acquisition. On February 26, 2009, the Company made a cash payment of $187,500, which represents the first of four potential contingent payment obligations. On July 27, 2009, the Company made a second cash payment of $125,000. On August 19, 2008, Articles of Amendment were filed with The Commonwealth of Massachusetts to amend the exact name of the corporation from RPB Media, Inc. to LandAndFarm.com, Inc. (“LandAndFarm”).
     The acquisitions of REApps and LandAndFarm were accounted for as a purchase consistent with the authoritative guidance of Business Combinations (see the Company’s 2008 Form 10-K for additional information).
Note 4 — Series A Convertible Preferred Stock
     On April 14, 2009, the Company completed a $50 million private placement to accredited investors (the “Purchasers”). The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), the Company agreed to sell to the Purchasers an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is initially convertible into an aggregate of 7,440,476 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations).
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
     The transaction closed on April 14, 2009. The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three months and nine month periods ended September 30, 2009, the Company recorded accretion on the issuance costs of $85,000 and $155,000, respectively.
Note 5 — Stock-Based Compensation
     In the first quarter of 2006, the Company adopted the authoritative guidance of stock-based compensation accounting. This guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted this guidance effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
     In connection with this guidance, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2009 reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month periods ended September 30, 2009 also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.

     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Risk-free interest rate	3.11%	2.47%	3.00%	2.15%
Expected volatility	42%	51%	42%	49%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month period ended September 30, 2008 and 2009 was $4.23 and $3.62, respectively, and during the nine month periods ended September 30, 2008 and 2009 was $4.50 and $3.01, respectively, using the Black-Scholes method.
     The Company periodically evaluates its forfeiture estimates and updates the estimates it uses in the determination of its stock-based compensation expense. During the third quarter of 2009, the Company updated the estimated forfeitures it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company recorded a cumulative benefit from the change in estimate which decreased stock-based compensation expense by $736,000, increased net income by $544,000, and increased basic and diluted net income applicable to common shareholders by $0.01 per share.
     The stock-based compensation benefit has been allocated as follows (in thousands):

Cost of revenue	$(132)
Sales and marketing	(1,177)
Technology and product development	135
General and administrative	438
Total	$(736)

     The total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Cost of revenue	$153	$4	$408	$361
Sales and marketing	554	(755)	1,632	481
Technology and product development	347	699	919	1,745
General and administrative	465	1,174	1,418	2,475

Total	$1,519	$1,122	$4,377	$5,062

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2008	4,637,240	$10.10	5.72	2,175,935	$7.96	5.45
Granted	2,279,197	$7.27
Exercised	(182,678)	$1.32
Cancelled	(225,698)	$13.53

Outstanding at September 30, 2009	6,508,061	$9.24	5.48	3,076,535	$8.97	5.02

     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
			Weighted Average
		Weighted Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2008	195,000	$11.47	1.74
Granted	245,000	$7.19
Vested	(48,750)	$11.47
Cancelled	—	$—

Outstanding at September 30, 2009	391,250	$8.79	1.74

Note 6 — Income Taxes
     The Company recorded a provision for income taxes of $4.7 million for the nine month period ended September 30, 2009, based upon a 35.5% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 7 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50 million of the Company’s common stock. The repurchased shares are recorded as treasury stock and are accounted for under the cost method. During the third quarter of 2009, the Company made no repurchases. As of September 30, 2009, $54.6 million remained available for purchases under the program.
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
Note 8 — Litigation and Other Contingencies
  Litigation and Other Legal Matters
     See Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009 and Part II Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009 for a description of certain pending legal proceedings against the Company.

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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 800,000 unique visitors per month during 2006, approximately 900,000 per month during 2007 and 2008, and approximately 1,000,000 per month during the third quarter of 2009 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
     We believe that the key metrics that are material to an analysis of our business are the number of our registered members, the number of monthly unique visitors to our marketplace, the number of our premium members, the average monthly subscription price paid by our premium members and the cancellation rate of our premium members. We also believe that the number of listings on our marketplace and the number of property profiles viewed by visitors to LoopNet are key metrics, as they affect the attractiveness of our website to current and potential customers. Our registered members have grown from approximately 1.7 million as of December 31, 2006, to over 2.5 million as of December 31, 2007, to over 3.2 million as of December 31, 2008, to over 3.7 million as of September 30, 2009. The number of monthly unique visitors to our marketplace averaged 800,000 in 2006, 900,000 in 2007 and 2008, and 1,000,000 in the third quarter 2009. Our premium members were approximately 78,000 as of December 31, 2006, 88,000 as of December 31, 2007, 77,000 as of December 31, 2008, and 70,000 as of September 30, 2009. The average monthly subscription price paid by our premium members has increased from $47.26 in the fourth quarter of 2006, to $56.00 in the fourth quarter of 2007, to $65.64 in the fourth quarter of 2008, and to $66.09 in the third quarter of 2009. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate. The average monthly cancellation rate in the third quarter of 2009 fell within the 4.5% to 6.5% range we began seeing two years ago, and which improved from 6.8% in the second quarter of 2009. We believe the higher cancellation rate in the last two years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 80% of our revenues in 2006, 77% of our revenue in 2007, 75% of our revenue in 2008 and 74% of our revenue in the third quarter of 2009. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 729,000 as of September 30, 2009. The number of property profiles that were viewed by visitors to LoopNet was 44.1 million in the third quarter of 2009 compared to 44.4 million in the third quarter of 2008.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	BizBuySell BrokerWorks membership fees and paid listings;

•	LoopNet RecentSales membership fees;

•	LoopLink product license fees; and

•	advertising on, and lead generation from, our marketplaces.

     Our revenues have grown in the past three years from $48.4 million in 2006, to $70.7 million in 2007 and to $86.1 million in 2008, although we currently expect our 2009 revenues to be less than 2008. We had revenues of $18.8 million and $58.1 million in the three and nine month periods ended September 30, 2009. We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors influencing our growth in revenues in the past are:
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
     Our ability to grow our revenues will largely depend on our ability to expand the number of users of www.LoopNet.com and www.BizBuySell.com and to convince those users to upgrade to our paid services, especially premium membership.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.09 per month during the third quarter of 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BrokerWorks product at BizBuySell, we charge $49.95 per month. We also charge fees associated with marketing individual businesses listed on BizBuySell. For our RecentSales product, we charge $29.95 per month or $1.95 to $3.95 for an individual transaction.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several quarters transaction activity in the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. We believe these conditions have negatively impacted our business.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	12.8	14.2	12.3	14.3

Gross margin	87.2	85.8	87.7	85.7

Operating expenses
Sales and marketing	21.0	14.1	22.1	19.6
Technology and product development	10.3	15.1	10.2	13.8
General and administrative	23.3	29.5	21.9	30.0

Total operating expenses	54.6	58.7	54.2	63.4

Income from operations	32.5	27.1	33.5	22.3
Interest and other income, net	2.0	0.3	2.9	0.3

Income before tax	34.6	27.4	36.4	22.5
Income tax expense	13.1	7.1	14.6	8.0

Net income	21.5	20.2	21.9	14.5
Convertible preferred stock accretion of discount	—	(0.5)	—	(0.3)

Net income applicable to common stockholders	21.5%	19.8%	21.9%	14.3%

Comparison of Three Months Ended September 30, 2008 and 2009
     Revenues

	Three Months Ended September 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Revenues	$22,403	$18,795	$3,608	16.1%
Premium members at September 30	83,803	69,809	13,994	16.7%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
     We anticipate that revenues will decrease in future periods due to the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended September 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Cost of revenues	$2,876	$2,670	$206	7.2%
Percentage of revenues	12.8%	14.2%
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

     The decrease in cost of revenues was due primarily to lower stock-based compensation, which decreased to $4,000 in the third quarter of 2009 compared to $153,000 in the third quarter of 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to aggregate listing content.
     Sales and Marketing

	Three Months Ended September 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Sales and marketing	$4,711	$2,650	$2,061	43.7%
Percentage of revenues	21.0%	14.1%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The decrease in sales and marketing expenses was due in part to lower advertising costs and lower sales commissions. Also contributing to the decrease was lower stock-based compensation, which decreased to a benefit of $755,000 in the third quarter of 2009 compared to $554,000 in the third quarter of 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     We expect sales and marketing expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing programs to attract and retain premium members.
     Technology and Product Development

	Three Months Ended September 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Technology and product development	$2,301	$2,833	$532	23.1%
Percentage of revenues	10.3%	15.1%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $699,000 in the third quarter of 2009 compared to $347,000 in the third quarter of 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     We expect technology and product development expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build the infrastructure required to support the development of new products and services.
     General and Administrative

	Three Months Ended September 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
General and administrative	$5,227	$5,547	$320	6.12%
Percentage of revenues	23.3%	29.5%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due to higher stock-based compensation, which increased to $1,174,000 in the third quarter of 2009 compared to $465,000 in the third quarter of 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Partly offsetting this increase was lower legal fees associated with litigation matters.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to incur additional litigation related costs.

Interest Income
     Interest and other income decreased by $407,000 to $52,000 in the three months ended September 30, 2009, from $459,000 in the three months ended September 30, 2008. This decrease was due to lower interest rates.
Income Taxes
     We recorded a provision for income taxes of $1.3 million for the three month period ended September 30, 2009, based upon a 35.5% effective tax rate for the full year of 2009. The effective tax rate is based upon our estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Nine Months Ended September 30, 2008 and 2009
     Revenues

	Nine Months Ended September 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Revenues	$65,019	$58,145	$6,874	10.6%
Premium members at September 30	83,803	69,809	13,994	16.7%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Cost of revenues	$7,994	$8,339	$345	4.3%
Percentage of revenues	12.3%	14.3%
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
Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2008	2009	Decrease	Change
	(dollars in thousands)
Sales and marketing	$14,375	$11,374	$3,001	20.9%
Percentage of revenues	22.1%	19.6%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising, public relations and other promotional activities.
     The decrease in sales and marketing expenses was in part due to lower advertising costs and lower sales commissions. Also contributing to the decrease was lower stock-based compensation, which decreased to $481,000 in the nine months ended September 30, 2009 compared to $1,632,000 in the nine months ended September 30, 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
Technology and product development	$6,648	$8,047	$1,399	21.0%
Percentage of revenues	10.2%	13.8%
     Technology and product development costs include expenses for the research and development of new product enhancements and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $1,745,000 in the nine months ended September 30, 2009 compared to $919,000 in the nine months ended September 30, 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
General and Administrative

	Nine Months Ended September 30,
				Percent
	2008	2009	Increase	Change
	(dollars in thousands)
General and administrative	$14,232	$17,418	$3,186	22.4%
Percentage of revenues	21.9%	30.0%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due in part to higher legal fees associated with litigation matters. Also contributing to the increase was higher stock-based compensation, which increased to $2,475,000 in the nine months ended September 30, 2009 compared to $1,418,000 in the nine months ended September 30, 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
     Interest Income
     Interest and other income decreased by $1,755,000 to $159,000 in the nine months ended September 30, 2009, from $1,914,000 million in the nine months ended September 30, 2008. This decrease was due to lower interest rates. As of September 30, 2009, we held $125.5 million in cash, cash equivalents and short-term investments, compared to $69.4 million in cash, cash equivalents and short-term investments as of September 30, 2008.
     Income Taxes
     We recorded a provision for income taxes of $4.7 million for the nine month period ended September 30, 2009, based upon a 35.5% effective tax rate for the full year of 2009. The effective tax rate is based upon our estimated fiscal 2009 income before the provision for income taxes. To the extent the estimate of fiscal 2009 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2008	2009
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$19,494	$14,684
Cash used in investing activities	(14,375)	(2,414)
Cash provided by (used in) financing activities	(43,579)	48,445
     As of September 30, 2009, our cash, cash equivalents and short-term investments totaled $125.5 million, compared to $69.4 million in cash, cash equivalents and short-term investments as of September 30, 2008. The amount includes $48 million in aggregate net proceeds received on April 14, 2009 pursuant to our sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $19.5 million and $14.7 million in the nine months ended September 30, 2008 and 2009, respectively. The decrease in cash provided by operating activities in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 was primarily due to lower net income generated by the Company.
Investing Activities
     Cash used in investing activities in the nine months ended September 30, 2009 of $2.4 million was attributable to capital expenditures of $1.3 million for the purchase of computer equipment, office equipment and furniture and leasehold improvements, the purchase of investments of $750,000, and $312,000 contingent purchase price payments related to the July 2008 acquisition of LandAndFarm.com.
     Cash used in investing activities in the nine months ended September 30, 2008 of $14.4 million was attributable to the July 29, 2008 acquisition of LandAndFarm of $2.1 million, the April 7, 2008 acquisition of REApplications, Inc. of $9.2 million, a $1.3 million contingent purchase price payment related to the August 2007 acquisition of CityFeet.com, the purchase of investments of $750,000, and capital expenditures of $1.0 million primarily for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.
Financing Activities
     Cash provided by financing activities in the nine months ended September 30, 2009 of $48.4 was attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors, $190,000 of proceeds from the exercise of stock-based awards and a $288,000 tax benefit from the exercise of stock options.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     See Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 27, 2009 and Part II Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 5, 2009 for a description of certain pending legal proceedings against the Company.
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
     For example, as of September 30, 2009, more than 26% of our premium members were based in California and more than 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate. We believe the higher cancellation rate in the last two years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 460,000 as of December 31, 2006, to approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 729,000 as of September 30, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Our overall employee base has grown from 198 employees as of December 31, 2006 to 270 employees as of September 30, 2009. If we do not effectively manage our growth, our customer service and responsiveness could suffer and our costs could increase, which could harm our brand, increase our expenses, and reduce our profitability. Restructuring costs could also be required if we do not effectively manage our growth.
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
     In the first quarter of 2006, we adopted the authoritative guidance on stock-based compensation accounting. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period. As a result of this guidance, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options and do not adopt other forms of compensation, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our operating expenses would increase. We currently rely on stock options to retain existing employees and attract new employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to adversely revise how our consolidated financial statements are prepared.
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
     As part of our membership registration process, our customers agree to receive emails and other communications from us. However, we may be subject to restrictions on our ability to communicate with our customers through email and phone calls. Several jurisdictions have proposed or adopted privacy-related laws that restrict or prohibit unsolicited email or “spam.” These laws may impose significant monetary penalties for violations. For example, the CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements inconnection with sending commercial email. Key provisions of CAN-SPAM have yet to be interpreted by the courts. Depending on how it is interpreted, CAN-SPAM may impose burdens on our email marketing practices or services we offer or may offer. Although CAN-SPAM is thought to have pre-empted state laws governing unsolicited email, the effectiveness of that preemption is likely to be tested in court challenges. If any of those challenges are successful, our business may also be subject to state laws and regulations that may further restrict our email marketing practices and the services we may offer. The scope of those regulations is unpredictable. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome for an online business. Our business, like most online businesses, offers products and services to customers in multiple state jurisdictions. Our business efficiencies and economies of scale depend on generally uniform service offerings and uniform treatment of customers. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by the government of the United States, state governments, regulatory agencies or by foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information or listings provided on our websites, the information or services we provide or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties or damage our reputation or could increase our costs or make our services less attractive.
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
Our principal stockholders, executive officers and directors own a significant percentage of our stock, and as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 33% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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
     None.
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

LOOPNET, INC.
Date: November 4, 2009	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: November 4, 2009	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)