Form 10-K
period 2009-12-31
LoopNet, Inc.
filed 2010-03-01
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $164,473,461 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by certain other persons that may be deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 34,554,464 shares of the registrant’s common stock issued and outstanding as of February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2010 Annual Meeting of Stockholders.

Statement regarding forward-looking statements

This report includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our future financial results;

•	our future advertising and marketing activities;

•	our future investments in technology, new products and services or companies; and

•	trends in the commercial real estate market and the general economy.

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

“LoopNet,” “BizBuySell,” “LoopLink,” “Cityfeet,” “LandAndFarm,” and “BizQuest” are our registered trademarks in the United States. We also use the marks “RecentSales” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

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

LoopNet, Inc. (“we,” the “Company” or “LoopNet”) was incorporated under the laws of the state of California on June 2, 1997, and was reincorporated as a Delaware corporation in May, 2006.

We are the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 900,000 during 2007 and 2008, and approximately 985,000 per month during 2009 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2009, the LoopNet online marketplace contained approximately 732,000 listings.

To use significant portions of the LoopNet online marketplace, users must register and become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accepts our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to search LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. As of December 31, 2009, we had more than 3.9 million registered members and more than 68,000 premium members.

In addition to our LoopNet marketplace, we also operate BizBuySell and BizQuest, online marketplaces for operating businesses for sale.

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

Industry Background

The commercial real estate industry encompasses real estate asset types such as office, industrial, retail, multi-family, hotel, storage and land for development. According to Prudential Real Estate Investors, the aggregate value of commercial real estate in the United States was approximately $6.4 trillion as of 2008.

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

According to the Association of Real Estate License Law Officials, there are approximately 3.0 million licensed real estate professionals in the United States, including commercial and residential real estate agents.

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

The key attributes of our business model include:

Leading commercial real estate online marketplace.  We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As a result, we believe that we are the leading online commercial real estate marketplace. As of December 31, 2009, we had more than 3.9 million registered members and more than 68,000 premium members. For the year ended December 31, 2009, visitors to LoopNet viewed property profiles on our website approximately 158 million times. During 2009, the number of monthly unique visitors to our marketplace averaged approximately 985,000 as reported by comScore Media Metrix. We believe that this critical mass of commercial real estate industry participants and properties listed for sale or for lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplace.

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

In addition to our LoopNet marketplace, we also operate BizBuySell and BizQuest, online marketplaces that enable business owners, sellers and brokers to list and search for operating businesses for sale. We believe that the operating business market is complementary in several ways to the commercial real estate market. In many cases, owners or brokers who are seeking to sell a business are also selling the commercial real estate associated with the business, and business owners are active participants in the commercial real estate market as both buyers and tenants. In addition, many commercial real estate agents also function as business brokers. We believe that BizBuySell and BizQuest benefit operating business owners, sellers and brokers by providing efficient online marketplaces to connect and initiate transactions.

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

Benefits to Property Searchers

Access to a large number of property listings.  Our online marketplace contained approximately 732,000 property listings as of December 31, 2009, primarily from the United States and Canada. The listings in our marketplace include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. We believe that the depth and breadth of our property listings make our online marketplace valuable to commercial real estate agents as well as property buyers and tenants.

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

Derive revenue from premium members.  We derive revenues primarily from premium memberships, so it is critical to our future growth that we convert basic members into premium members and grow our revenue per premium member. We intend to grow our premium member base by increasing the number of basic members and then highlighting to them the value and benefits of premium membership. We intend to grow our revenue per premium member by continuing to increase the value of the services we provide to our premium members, and to increase the value of the services provided. We promote the premium offering to our basic members throughout our website, including at initial registration and when they list and search for properties. We also plan on continuing to engage in targeted direct marketing to convert basic members into premium members.

Offer complementary products and services.  Our online marketplace produces a significant amount of information on commercial real estate transactions and property listings. We intend to use the information provided by our online marketplace and from third-party sources to identify additional, complementary products and services that we could in the future offer to help commercial real estate transaction participants research and make property decisions. For example, our RecentSales product, an online service provides sale transaction information based upon data collected from transactions initiated through our website and from third-party information providers. We intend to continue offering commercial real estate transaction participants complementary information services to improve their analysis, decision and marketing processes. In addition, in January 2010, we invested in and formed a strategic partnership with AuctionPoint, a solution provider to commercial real estate brokers in support of auction offerings.

Enhance the functionality of our marketplace.  We intend to continue to invest in improving our marketplace. For example, in 2009, we completely rebuilt the listing search and display functionality to be much faster and provide additional types of information. Additionally, we have expanded the accessibility of our information through the introduction of a mobile device (iPhone) application. We will continue to enhance our product offering to grow our base of premium members and to increase the value of our online marketplace to our members.

Expand into new markets.  We believe that there are opportunities to expand into new markets, although we have no current plans to do so. We expanded into the operating business for sale market through our acquisition of BizBuySell, an online marketplace for operating businesses for sale, in October 2004 and recently completed the acquisition of BizQuest in January 2010 to further our growth and consolidation of the business for sale industry. We intend to identify and pursue appropriate opportunities in other markets that are related to the commercial real estate industry where we can apply our expertise in developing online marketplaces. We may also pursue similar opportunities outside the United States. We are currently planning to increase our rate of internal and external investments, including through acquisition opportunities, to extend our leadership position and capitalize on the commercial real estate industry’s shifting dynamics.

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

Our customers access the LoopNet, BizBuySell and BizQuest online marketplaces through the following product and service offerings:

Basic and premium membership.  We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $66.01 per month during the fourth quarter of 2009. The minimum term of a premium membership subscription is one month.

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

Business-for-Sale.  Similar to LoopNet, BizBuySell and BizQuest are online marketplaces for operating businesses for sale. Business sellers pay a fee to list their operating businesses for sale, and interested buyers can search our listings for free. The BizBuySell and BizQuest Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

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

We compete with CoStar Group, Inc., a provider of information, research and marketing services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offerings. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace.

Several companies, such as Property Line International, Inc., have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents. In addition, newspapers include on their websites listings of commercial real estate for sale and for lease.

In the past, the National Association of REALTORS® or NAR, its local boards of REALTORS®, its various affiliates, and other third parties have created commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings, and transaction comparables, which compete directly with our online commercial real estate marketplace services.

Companies such as eBay Inc. and craigslist, Inc. provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large Internet companies, such as Google, Yahoo! and Microsoft, have classified listing services which could be used to market and search for commercial real estate property listings.

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

Some business units utilize Unix technology built on RedHat Enterprise Linux and Apache web service in addition to our other technologies. Additionally, we utilize data centers in Virginia, Texas, and New York for specific services. All of these datacenters have security, environmental, and backup controls equivalent to our primary datacenter.

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

Our technology and product development expenses were $6.4 million, $9.1 million, and $10.7 million in 2007, 2008, and 2009, respectively.

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

Protecting our intellectual property rights is costly and time-consuming. From time to time, we may encounter disputes over rights and obligations concerning our intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our brand and reputation, and our ability to compete.

Employees

As of December 31, 2009, we had 275 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of March 1, 2010.

Name	Age	Position

Richard J. Boyle, Jr.	44	Chief Executive Officer and Chairman of the Board of Directors
Thomas Byrne	43	President and Chief Operating Officer
Brent Stumme	47	Chief Financial Officer and Senior Vice President, Finance and Administration
Jason Greenman	42	Chief Strategy Officer and Senior Vice President, Corporate Development
Wayne Warthen	46	Chief Technology Officer and Senior Vice President, Information Technology

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

Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to experience severe disruptions. Currently, the credit crisis and turbulence in the debt markets continue to affect the investment sales market, contributing to a significant slow down in our industry, which we anticipate will continue during 2010. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business.

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

For example, as of December 31, 2009, approximately 26% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

We compete with CoStar Group, Inc., a provider of information, research and marketing services to the commercial real estate market. Some of the services that CoStar offers directly compete with our product offering. For example, CoStar provides commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. CoStar also recently introduced a marketing service which competes directly with our marketing services geared toward the general public.

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

Our current focus on internal and external investments for long term growth may result in flat revenue growth rates and place downward pressure on our operating margin in the near future.

We plan to increase the rate of investments in our business, including internal investments in product development, data aggregation, sales and marketing, and external investments through potential acquisitions. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deterioriates furthering 2010, such investments may not have their intended effect. If we unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.

If we are not able to successfully identify or integrate acquisitions, our management’s attention could be diverted, and efforts to integrate acquisitions could consume significant resources.

We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., in July, 2008, we acquired LandAndFarm.com, and in January 2010, we acquired BizQuest. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:

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

We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take additional action, against competitors or other parties who we believe to be infringing our intellectual property. For example, on November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. All current litigation with CoStar was settled in December 2009, although the Company incurred significant legal costs to protect its intellectual property. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. These measures could also be expensive and could significantly divert our management’s attention from other business concerns.

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

We provide information on our website, including commercial real estate listings, that is submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website contains errors or omissions and third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties. For example, in 1999, CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. In June 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our RecentSales product. All current litigation with CoStar was settled in December 2009. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

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

Since 2006, we have applied the authoritative guidance on stock-based compensation accounting. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period. As a result of this guidance, we may choose to reduce our reliance on stock options as a compensation tool. If we reduce our use of stock options and do not adopt other forms of compensation, it may be more difficult for us to attract and retain qualified employees. If we do not reduce our reliance on stock options, our operating expenses would increase. We currently rely on stock options to retain existing employees and attract new employees. Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to adversely revise how our consolidated financial statements are prepared.

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

Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, we utilize data centers in Virginia, Texas and New York for specific services. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit our ability to provide our services, which could significantly impact our business.

Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. For example, last year, our subsidiary, Cityfeet.com, was informed that there may have been a security breach to its credit card database, and that some personally identifiable information of individuals contained in that database may have been misappropriated. The potential breach has not affected any personally identifiable information with respect to LoopNet members, which information is maintained on separate servers. Although we maintain a firewall, and will continue to enhance and review our databases to prevent unauthorized and unlawful intrusions, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Any of these incidents could materially impact our ability to provide our services as well as materially impact the confidence of our customers in our services, either of which could significantly impact our business.

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 35% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

On December 2, 2009, the Company announced that they have settled all current litigation with CoStar Group, Inc. The settlement resolves false advertising litigation in New York, breach of contract and unfair competition litigation in California, and copyright litigation in Maryland. No monetary consideration was involved. The terms of this settlement are confidential.

In April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. in the U.S. District Court for the Central District of California for alleged infringement of certain patents. The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and have filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”) the Defendants and plaintiff are awaiting court approval of an agreement to stay all discovery in the present case and for the Defendants and plaintiff to be bound by certain determinations that will be made in the earlier filed action. At this time, the Company cannot predict the outcome of the case, but intends to vigorously defend itself.

Currently, there is no other material litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock trades on the Nasdaq Global Select Market under the symbol “LOOP.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low

2009
First Quarter	$7.59	$5.04
Second Quarter	$9.20	$5.93
Third Quarter	$9.27	$7.27
Fourth Quarter	$11.47	$8.29
2008
First Quarter	$15.48	$10.60
Second Quarter	$14.47	$10.59
Third Quarter	$12.50	$9.25
Fourth Quarter	$10.17	$4.75

As of February 19, 2010, we had approximately 138 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend policy

We have never declared or paid dividends on our common stock. We intend to retain our earnings for use in our business and repurchases of our common stock, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. In the event we declare or pay dividends on our common stock, we are required to pay dividends on our Series A Preferred Stock, on an as converted to common stock basis.

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on June 7, 2006 (the date on which our common stock was first traded on the Nasdaq Global Select Market) for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the S&P North American Tech Internet Index, at the closing price on June 7, 2006. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

	Cumulative Total Return
	6/7/2006	12/29/2006		12/31/2007		12/31/2008		12/31/2009
LOOPNET, INC.	100.00	99.87	(1)	93.67	(1)	45.47	(1)	66.20	(1)

NASDAQ COMPOSITE INDEX	100.00	112.25		123.26		73.29		105.45

S&P NORTH AMERICAN TECH INTERNET TRADING INDEX	100.00	116.95		127.45		67.32		118.18

(1)	Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return is $124.83, $117.08, $56.83 and $82.75 on 12/29/06, 12/31/07, 12/31/08 and 12/31/09, respectfully.

The returns shown on the graph do not necessarily predict future performance.

Issuer Purchases of Equity Securities

There were no purchases of shares under our stock repurchase program for the quarter ended December 31, 2009, at which date there were $45.4 million available for repurchase of shares under a board authorization of $50.0 million on February 5, 2008, an additional authorization of $50.0 million on July 30, 2008.

In February 2010, our Board of Directors approved the repurchase of up to an additional $29.6 million in shares of our common stock, bringing to $75.0 million the total amount of currently authorized common stock repurchases. The repurchases are expected to be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2005 and 2006 and the consolidated balance sheet data as of December 31, 2005, 2006 and 2007 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2007, 2008 and 2009 and the consolidated balance sheet data as of December 31, 2008 and December 31, 2009 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$30,977	$48,411	$70,729	$86,074	$76,487
Cost of revenue(1)	3,825	5,599	8,033	10,858	11,060

Gross profit	27,152	42,812	62,696	75,216	65,427
Operating expenses(1):
Sales and marketing	6,252	9,506	14,667	18,825	15,064
Technology and product development	3,746	4,341	6,427	9,075	10,707
General and administrative	5,955	7,803	12,253	18,739	21,868

Total operating expenses	15,953	21,650	33,347	46,639	47,639

Income from operations	11,199	21,162	29,349	28,577	17,788
Interest and other income, net	494	2,883	5,046	1,998	211

Income from continuing operations	11,693	24,045	34,395	30,575	17,999
Income tax expense (benefit)	(7,243)	8,550	13,268	12,297	6,246

Net income	18,936	15,495	21,127	18,278	11,753
Convertible preferred stock accretion of discount	—	—	—	—	(240)

Net income applicable to common stockholders	$18,936	$15,495	$21,127	$18,278	$11,513

Net income per share applicable to common stockholders
Basic	$0.58	$0.42	$0.55	$0.51	$0.28

Diluted	$0.54	$0.40	$0.52	$0.49	$0.27

(1)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Cost of revenue	$18	$151	$357	$570	$495
Sales and marketing	146	686	1,358	2,198	894
Technology and product development	350	195	600	1,311	2,298
General and administrative	150	421	1,180	1,855	3,140

Total	$664	$1,453	$3,495	$5,934	$6,827

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$21,865	$89,028	$107,889	$64,587	$129,011
Working capital	16,939	81,884	94,667	52,529	117,210
Total assets	35,177	100,205	137,359	108,210	174,249
Total liabilities	6,604	10,202	15,506	15,759	14,747
Redeemable convertible preferred stock	39,962	—	—	—	48,207
Total shareholders’ (deficit) equity	(11,389)	90,003	121,853	92,451	111,295

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$14,490	$23,205	$30,301	$25,105	$18,632
Depreciation and amortization	505	611	1,154	2,199	2,601
Capital expenditures	(719)	(665)	(1,797)	(1,319)	(1,437)

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Other Operating Data (unaudited):
LoopNet registered members at end of year	1,116,589	1,766,508	2,567,729	3,251,260	3,925,534
LoopNet premium members at end of year	57,461	78,952	88,340	77,283	68,378

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K . This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors.” No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement, Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report.

Overview

We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 900,000 per month during 2007 and 2008, and approximately 985,000 per month during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to

LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.

Key Operating Metrics and Trends

We believe that the key metrics that are material to an analysis of our business are:

•	the number of our registered members;

•	the number of monthly unique visitors to our marketplace;

•	the number of our premium members;

•	the average monthly subscription price paid by our premium members;

•	the cancellation rate of our premium members;

•	the number of listings on our marketplace; and

•	the number of property profiles viewed by visitors to LoopNet.

Our registered members have grown from approximately 2.5 million as of December 31, 2007, to over 3.2 million as of December 31, 2008, to over 3.9 million as of December 31, 2009. The number of monthly unique visitors to our marketplace averaged 900,000 in 2007 and 2008, and 985,000 in 2009. Our premium members were 88,000 as of December 31, 2007, 77,000 as of December 31, 2008, and 68,000 as of December 31, 2009. The average monthly subscription price paid by our premium members has increased from $56.00 in the fourth quarter of 2007, to $65.64 in the fourth quarter of 2008, to $66.01 in the fourth quarter of 2009. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate. The average monthly cancellation rate in the fourth quarter of 2009 fell within the 4.5% to 6.5% range we began seeing since the fourth quarter of 2007. We believe the higher cancellation rate in the last two years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 77% of our revenues in 2007 and 75% of our revenue in 2008 and in 2009. The number of listings on our marketplace has grown from approximately 560,000 as of December 31, 2007, to approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009. The number of property profiles that were viewed by visitors of LoopNet increased from 150 million in 2007 to 169 million in 2008, and decreased to 158 million in 2009. We believe the decline in the number of property profiles viewed in 2009 was the result of the depressed market conditions in the commercial real estate industry.

The commercial real estate (“CRE”) industry has experienced and continues to experience extremely challenging times, although our industry has shown signs of stabilizing in the fourth quarter of 2009. We believe that we may be able to capitalize on the CRE industry’s shifting dynamics as we look to 2010 and beyond and consider a pending refinance and foreclosure cycle that we expect could begin in earnest in 2010 and into 2011. As a result, we plan to increase the rate of investment in our business to extend our leadership position and maximize our opportunities through execution of our strategy and business plan, ongoing investments in our existing business, investments in new organic initiatives, consideration of further acquisition opportunities and through capital structure changes such as stock buy-backs.

While we continued investing in our business throughout 2008 and 2009, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we see early indications that activity levels in the industry may have stabilized, we expect to accelerate our investment plans to capitalize on the potential longer-term opportunities. Therefore, we intend to invest several million dollars each year over the next few years on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful longer-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate more on-market available properties, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals or various efforts to attract more demand side activity to our marketplace.

We also intend to invest in new efforts, such as a project underway to extend our information services product line, using a hybrid approach that combines user-generated marketplace data with a variety of other sources and development methods. We see significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices well below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. We also recently invested in, and formed a strategic partnership with, AuctionPoint, a solution provider to commercial real estate brokers in support of auction offerings of For-Sale CRE properties. We believe that AuctionPoint platform offers an innovative, broker friendly approach to commercial property auctions. We believe that by working with them, we will be well positioned to capitalize on the rapid increase in distressed properties coming to market later in 2010 and in 2011.

RecentSales, which is an example of a multi-million-dollar revenue stream that we developed and funded internally, is another area of planned investment in 2010. As transaction volumes likely accelerate over the next few years, we intend to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers. We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and now BizQuest which we recently acquired in January 2010.

These planned investments, which extend throughout the organization to include product development, data aggregation, sales & marketing, and possible M&A related efforts, among others, is being made in advance of the full market recovery to better position our business for the gradual increase in activity that we believe will occur later in 2010 and 2011. This investment strategy is focused on accelerating our revenue growth and marketshare gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.

Our Revenues and Expenses

Our primary sources of revenues are:

•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com and LandAndFarm.com;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:

•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of out RecentSales services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.01 per month during the fourth quarter of 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BizBuySell and BizQuest products, we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. For RecentSales product, we charge a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transaction records.

Revenues from other sources include advertising and lead generation revenues from both our LoopNet and business-for-sale marketplaces, which are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of our advertising commitments has generally averaged two to three months.

The largest component of our expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for salespeople. These expenses are categorized in our statements of operations based on each employee’s principal function.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Accordingly, our actual results may differ from these estimates.

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

Revenue Recognition

We derive the substantial majority of our revenues from premium membership fees for our online marketplaces. We recognize revenues under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) guidance related to revenue recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. For the majority of our revenues, payments for LoopNet premium memberships, revenues are recognized immediately on a monthly basis as such accounts are charged on credit cards. Payments that we receive in advance of services being rendered, such as advance payments on annual and quarterly subscriptions by our premium members, are recorded as deferred revenue and recognized on a straight-line basis over the service period.

Income Taxes

Deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements, as well as from net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under current tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period, plus or minus the change during the period in deferred tax assets and liabilities. As of December 31, 2009, we continued to maintain a valuation allowance of approximately $8.1 million for certain federal and state net operating loss and tax credit carryforwards due to the uncertainty of realization.

At December 31, 2009, we had approximately $27.8 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2017 for federal and 2013 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $3.7 million of net operating losses to offset taxable income in 2009 and estimate that we will be able to utilize approximately $3.7 million in 2010 and in 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

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

Website Development Costs

The FASB has issued authoritative guidance, which addresses whether certain web site development costs should be capitalized or expensed. Because our current website development costs relate to routine maintenance and operating costs, we expense such costs as incurred.

Stock-Based Compensation

Since 2006, we have applied the FASB authoritative guidance surrounding share-based payments. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period.

Under the new guidance we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.6 years for the expected life, 49% for the expected volatility, 2.19% for the risk free rate and 0% for dividend yield for the year ended December 31, 2009. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with the authoritative guidance, the weighted average expected option term reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the full years of 2008 and 2009, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. We believe these conditions have negatively impacted our business.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2008	2009

Revenues	100.0%	100.0%	100.0%
Cost of revenue	11.4	12.6	14.5

Gross profit	88.6	87.4	85.5
Operating expenses:
Sales and marketing	20.7	21.9	19.7
Technology and product development	9.1	10.5	14.0
General and administrative	17.3	21.8	28.6

Total operating expenses	47.1	54.2	62.3

Income from operations	41.5	33.2	23.3
Interest and other income, net	7.1	2.3	0.3

Income from continuing operations	48.6	35.5	23.5
Income tax expense	18.8	14.3	8.2

Net income	29.9	21.2	15.4
Convertible preferred stock accretion of discount	—	—	(0.3)

Net income applicable to common stockholders	29.9%	21.2%	15.1%

Comparison of Years Ended December 31, 2008 and 2009

Revenues

	Year Ended December 31,
				Percent
	2008	2009	Decrease	Change
	(Dollars in thousands)

Revenues	$86,074	$76,487	$(9,587)	(11.1)%
Premium members at year-end	77,283	68,378	(8,905)	(11.5)%

The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry. We currently anticipate that our revenues may decrease in future periods due to the current market conditions we are experiencing.

Cost of Revenues

	Year Ended December 31,
				Percent
	2008	2009	Increase	Change
		(Dollars in thousands)

Cost of revenues	$10,858	$11,060	$202	1.9%
Percentage of revenues	12.6%	14.5%

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

The increase in cost of revenues was due to an increase in salaries and benefit costs related to an increase in the number of data quality, data import and customer support personnel, which was required in order to support our increased property listings.

We expect cost of revenues to increase in both absolute dollar amounts and as a percentage of revenue, as we continue to aggregate listing content.

Sales and Marketing

	Year Ended December 31,
				Percent
	2008	2009	Decrease	Change
	(Dollars in thousands)

Sales and marketing	$18,825	$15,064	$3,761	20.0%
Percentage of revenues	21.9%	19.7%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The decrease in sales and marketing expenses was due in part to lower advertising costs and lower sales commissions. Also contributing to the decrease was lower stock-based compensation, which decreased to $894,000 in 2009 compared to $2,198,000 in 2008.

We expect sales and marketing expenses to increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing program to attract and retain premium members.

Technology and Product Development

	Year Ended December 31,
				Percent
	2008	2009	Increase	Change
		(Dollars in thousands)

Technology and product development	$9,075	$10,707	$1,632	18.0%
Percentage of revenues	10.5%	14.0%

Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.

The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $2,298,000 in 2009 compared to $1,311,000 in 2008.

We expect technology and product development expenses to increase in absolute dollar amounts and as a percentage of revenues as we continue to build the infrastructure required to support the development of new products and services.

General and Administrative

	Year Ended December 31,
				Percent
	2008	2009	Increase	Change
	(Dollars in thousands)

General and administrative	$18,739	$21,868	$3,129	16.7%
Percentage of revenues	21.8%	28.6%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher legal fees associated with litigation related matters and higher stock-based compensation, which increased to $3,140,000 in 2009 compared to $1,855,000 in 2008.

We expect general and administrative expenses to decrease in absolute dollar amounts and as a percentage of revenues as we currently expect litigation related costs to be lower in future periods.

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $893,000 to $6,827,000 in the twelve months ended December 31, 2009 from $5,934,000 in the twelve months ended December 31, 2008. The increase was due primarily to stock option and restricted stock unit grants for employees hired in 2009 and additional grants to existing employees.

The Company periodically evaluates its forfeiture estimates and updates the estimates it uses in the determination of its stock-based compensation expense. During the third quarter of 2009, the Company updated the estimated forfeitures it uses in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company recorded a cumulative benefit from the change in estimate which decreased stock-based compensation expense by $736,000.

The stock-based compensation benefit has been allocated as follows (in thousands):

Cost of revenue	$(132)
Sales and marketing	(1,177)
Technology and product development	135
General and administrative	438

Total	$(736)

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
			Increase/	Percent
	2008	2009	Decrease	Change
	(Dollars in thousands)

Cost of revenue	$570	$495	$(75)	(13.2)%
Sales and marketing	2,198	894	(1,304)	(59.3)%
Technology and product development	1,311	2,298	987	75.3%
General and administrative	1,855	3,140	1,285	69.3%

Total	$5,934	$6,827	$893	15.1%

Interest Income

Interest and other income decreased by $1,787,000 to $211,000 for the year ended December 31, 2009, from $1,998,000 for the year ended December 31, 2008. This decrease was due to lower interest rates. As of December 31, 2009, we held $129,011,000 in cash, cash equivalents and short-term investments, compared to $64,587,000 in cash, cash equivalents and short-term investments as of December 31, 2008.

Income Taxes

We recorded a provision for income taxes of $6,246,000 for the year ended December 31, 2009 based upon a 34.7% effective tax rate.

Comparison of Years Ended December 31, 2007 and 2008

Revenues

	Year Ended December 31,
			Increase/	Percent
	2007	2008	Decrease	Change
	(Dollars in thousands)

Revenues	$70,729	$86,074	$15,345	21.7%
Premium members at year-end	88,340	77,283	(11,057)	(12.5)%

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

The increase in general and administrative expenses was due primarily to higher office rent associated with our growth in personnel, increased salaries and higher legal fees associated with litigation related matters. Also contributing to the increase was higher stock-based compensation, which increased to $1,855,000 in 2008 compared to $1,180,000 in 2007.

Stock-Based Compensation

Expenses associated with stock-based compensation increased by $2,439,000 to $5,934,000 in the twelve months ended December 31, 2008 from $3,495,000 in the twelve months ended December 31, 2007. The increase was due primarily to stock option and restricted stock unit grants for employees hired in 2008 and additional grants to existing employees.

Stock-based compensation has been allocated as follows:

	Year Ended December 31,
			Increase/	Percent
	2007	2008	(Decrease)	Change
	(Dollars in thousands)

Cost of revenue	$357	$570	$213	59.7%
Sales and marketing	1,358	2,198	840	61.9%
Technology and product development	600	1,311	711	118.5%
General and administrative	1,180	1,855	675	57.2%

Total	$3,495	$5,934	$2,439	69.8%

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

Income Taxes

We recorded a provision for income taxes of $12,297,000 for the year ended December 31, 2008 based upon a 40.2% effective tax rate.

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2009 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(In thousands, except per share data)

Revenues	$20,590	$22,027	$22,403	$21,054	$20,102	$19,248	$18,795	$18,341
Cost of revenue(1)	2,414	2,704	2,876	2,864	2,892	2,777	2,670	2,721

Gross profit	18,176	19,323	19,527	18,190	17,210	16,471	16,125	15,620
Operating expenses(1):
Sales and marketing	4,841	4,822	4,711	4,450	4,507	4,237	2,650	3,670
Technology and product development	1,993	2,355	2,301	2,427	2,559	2,654	2,833	2,660
General and administrative	4,056	4,949	5,227	4,507	5,437	6,434	5,547	4,449

Total operating expenses	10,890	12,126	12,239	11,384	12,503	13,325	11,030	10,779

Income from operations	7,286	7,197	7,288	6,806	4,707	3,146	5,095	4,841
Interest and other income, net	975	478	459	85	12	95	52	51

Income from continuing operations	8,261	7,675	7,747	6,891	4,719	3,241	5,147	4,892
Income tax expense	3,407	3,141	2,927	2,821	1,930	1,386	1,342	1,587

Net income	4,854	4,534	4,820	4,070	2,789	1,855	3,805	3,305
Convertible preferred stock accretion of discount	—	—	—	—	—	(71)	(85)	(85)

Net income applicable to common shareholders	$4,854	$4,534	$4,820	$4,070	$2,789	$1,784	$3,720	$3,220

Net income per share applicable to common shareholders
Basic	$0.13	$0.13	$0.14	$0.12	$0.08	$0.04	$0.09	$0.08

Diluted	$0.12	$0.12	$0.13	$0.12	$0.08	$0.04	$0.09	$0.07

(1)	Stock-based compensation is allocated as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009
	(In thousands)

Cost of revenue	$115	$139	$153	$163	$167	$189	$4	$134
Sales and marketing	553	525	554	565	600	637	(755)	412
Technology and product development	246	327	347	392	486	560	699	554
General and administrative	438	515	465	437	590	711	1,174	665

Total	$1,352	$1,506	$1,519	$1,557	$1,843	$2,097	$1,122	$1,765

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008	2009	2009	2009	2009

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	11.7	12.3	12.8	13.6	14.4	14.4	14.2	14.8

Gross profit	88.3	87.7	87.2	86.4	85.6	85.6	85.8	85.2
Operating expenses:
Sales and marketing	23.5	21.9	21.0	21.1	22.4	22.0	14.1	20.0
Technology and product development	9.7	10.7	10.3	11.5	12.7	13.8	15.1	14.5
General and administrative	19.7	22.5	23.3	21.4	27.0	33.4	29.5	24.3

Total operating expenses	52.9	55.1	54.6	54.1	62.2	69.2	58.7	58.8

Income from operations	35.4	32.7	32.5	32.3	23.4	16.3	27.1	26.4
Interest and other income	4.7	2.2	2.0	0.4	0.1	0.5	0.3	0.3

Income before taxes	40.1	34.8	34.6	32.7	23.5	16.8	27.4	26.7
Income tax expense	16.5	14.3	13.1	13.4	9.6	7.2	7.1	8.7

Net income	23.6	20.6	21.5	19.3	13.9	9.6	20.2	18.0
Convertible preferred stock accretion of discount	—	—	—	—	—	(0.4)	(0.5)	(0.5)

Net income applicable to common shareholders	23.6%	20.6%	21.5%	19.3%	13.9%	9.3%	19.8%	17.6%

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Cash provided by operating activities	$30,301	$25,105	$18,632
Cash used in investing activities	(18,827)	(14,903)	(2,999)
Cash provided by (used in) financing activities	7,300	(53,441)	48,613

From our incorporation in 1997 until the first quarter of 2003, we financed our operations through private placements of our capital stock and cash acquired in the July, 2001 merger with PropertyFirst.com, Inc. Since the first quarter of 2003, we have financed our operations through cash flow that we generate from our operations. On June 12, 2006, we completed the initial public offering of our stock, resulting in net proceeds of $42.3 million. On April 14, 2009, we completed the Series A convertible preferred stock offering, resulting in net proceeds of $48.0 million.

As of December 31, 2009, our cash, cash equivalents and short-term investments totaled $129.0 million, compared to $64.6 million, and $107.9 million at December 31, 2008, and 2007, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million was announced on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further purchases under the program. In February 2010, the Board of Directors approved the repurchase of up to an additional $29.6 million in shares of the company’s common stock, bringing to $75.0 million the total amount of currently authorized common stock repurchases. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

The stock repurchase program may be limited or terminated at any time without prior notice. Stock repurchases under this program may be made through open market at prevailing market prices or in privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Operating Activities

Net cash provided by operating activities was $18.6 million for the year ended December 31, 2009. Included in cash provided by operating activities was $6.8 million of stock-based compensation, and $2.6 million of depreciation and amortization expense. The net cash provided by operating activities was $30.3 million and $25.1 million in the years ended December 31, 2007 and 2008, respectively. The decline in net cash provided by operating activities in 2009 was due primarily to lower net income as a result of the depressed market conditions in the commercial real estate industry.

Investing Activities

Cash used in investing activities in 2009 of $3.0 million was attributable to $0.3 million contingent purchase price payments related to the July 2008 acquisition of LandAndFarm.com, the purchase of investments of $1.3 million, and capital expenditures amounting to $1.4 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

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

Financing Activities

Cash provided by financing activities in 2009 of $48.6 million was attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors, $0.2 million of proceeds from the exercise of stock awards and a $0.4 million tax benefit from the exercise of stock options.

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

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2009, our principal commitments consist of obligations under certain leases for office space in California and New York. The offices are currently leased under operating lease agreements which expire between 2011 and 2015.

Future minimum payments under these operating leases as of December 31, 2009, are as follows:

	Payments Due by Period
					2014 and
	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

Operating lease obligations	$2,778	$2,462	$2,116	$2,167	$3,174	$12,697

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

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standard Codificationtm (“Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification, which launched July 1, 2009, has changed the manner in which GAAP guidance is referenced, but did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance which amends the evaluation criteria for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” This new guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010, and does not expect any material impact to the consolidated financial statements upon adoption.

In May 2009, the FASB issued authoritative guidance regarding subsequent events. This guidance is effective for financial statements ending after June 15, 2009 and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

In December 2007, the FASB issued authoritative guidance regarding principles and requirements for how an acquirer accounts for business combinations. This guidance provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Effective beginning January 1, 2009, the Company will account for future business combinations in accordance with its provisions. There has been no material impact on the financial statements; however, the future effects of this guidance will affect any future acquisitions completed by the Company.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for fiscal years beginning after December 15, 2008. Effective beginning January 1, 2009, the Company adopted this guidance and there has been no material impact on the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in short-term, high-quality, interest- bearing securities. Our investments in debt securities are subject to interest rate risk. To minimize our exposure to an adverse shift in interest rates, we invest in short-term securities and maintain an average maturity of one year or less. If interest rates were to instantaneously increase or decrease by 100 basis points, the change in the fair market value of our short-term investments would not be a material amount to our financial statements.

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the “ Proxy Statement “) for its 2010 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information is included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding directors of the Company and any persons nominated to become directors of the Company is set forth under “Nominees and Continuing Directors.”

•	Information regarding the Company’s Audit Committee and designated “audit committee financial experts” is set forth under “Corporate Governance — Board Committees — Audit Committee.”

•	Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Business Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial and accounting officer and persons performing similar functions) and employees, known as the LoopNet, Inc. Code of Business Conduct and Ethics. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board of directors committee charters, form the framework for the corporate governance of the Company. The LoopNet, Inc. Code of Business Conduct and Ethics and our Corporate Governance Guidelines are available at: www.LoopNet.com under “About Us / Investor Relations / Corporate Governance”. The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this web site any amendments to the LoopNet, Inc. Code of Business Conduct and Ethics or waivers of the LoopNet, Inc. Code of Business Conduct and Ethics for our principal executive officer and principal financial and accounting officer.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	In the First Column)

Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	1,254,627	$2.37	—
2006 Equity Incentive Plan	5,197,998	$10.90	5,892,912

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	6,452,625	$9.24	5,892,912	(1)

(1)	Excludes 1,382,703 shares authorized for issuance on February 3, 2010 in connection with our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan is subject to an automatic annual increase of the least of (a) 1,800,000 shares, (b) 4% of the shares outstanding as of the end of the prior fiscal year, and (c) a lesser number as determined by the Company’s Board of Directors or Compensation Committee.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Ernst & Young LLP

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)
3.2		Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)
3.3		Amended and Restated Bylaws of LoopNet, Inc., effective December 10, 2008 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on December 12, 2008, File No. 000-52026)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
4.3		Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10	.6+*	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan
10	.7+*	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan
10	.8+*	Form of Indemnification Agreement
10.9		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10.10		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.11		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.12		Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)

10	.13+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.14+*	Fiscal Year 2010 Bonus Plan
10	.15+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)
10	.16+	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and
Chairman of the Board of Directors

Date: March 1, 2010

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and
Senior Vice President, Finance
and Administration

Date: March 1, 2010

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

Signature	Title	Date

/s/ Richard J. Boyle, Jr. Richard J. Boyle, Jr.	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 1, 2010

/s/ Brent Stumme Brent Stumme	Chief Financial Officer and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 1, 2010

/s/ Noel J. Fenton Noel J. Fenton	Director	March 1, 2010

/s/ Thomas E. Unterman Thomas E. Unterman	Director	March 1, 2010

/s/ Dennis Chookaszian Dennis Chookaszian	Director	March 1, 2010

/s/ Scott Ingraham Scott Ingraham	Director	March 1, 2010

/s/ William Byrnes William Byrnes	Director	March 1, 2010

/s/ James T. Farrell James T. Farrell	Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited LoopNet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LoopNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LoopNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LoopNet, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of LoopNet, Inc. and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LoopNet, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 1, 2010

LOOPNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$61,325	$125,571
Short-term investments	3,262	3,440
Accounts receivable, net of allowance of $121 and $213, respectively	1,564	1,308
Prepaid expenses and other current assets	1,530	1,080
Deferred income taxes, net	607	558

Total current assets	68,288	131,957
Property and equipment, net	2,208	2,216
Goodwill	23,056	23,368
Intangibles, net	5,678	4,487
Deferred income taxes, net, non-current	5,829	8,059
Deposits and other noncurrent assets	3,151	4,162

Total assets	$108,210	$174,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$546
Accrued liabilities	2,020	2,027
Accrued compensation and benefits	2,759	2,995
Income taxes payable	—	154
Deferred revenue	10,358	9,025

Total current liabilities	15,759	14,747
Commitments and contingencies
Series A convertible preferred stock	—	48,207
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,218,665 and 39,493,526 shares issued, respectively; and 34,292,704 and 34,567,565 shares outstanding, respectively	39	39
Additional paid in capital	114,915	122,388
Other comprehensive loss	(276)	(418)
Treasury stock, at cost, 4,925,961 shares	(54,556)	(54,556)
Retained earnings	32,329	43,842

Total stockholders’ equity	92,451	111,295

Total liabilities and stockholders’ equity	$108,210	$174,249

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2008	2009
	(In thousands, except share data)

Revenues	$70,729	$86,074	$76,487
Cost of revenue	8,033	10,858	11,060

Gross margin	62,696	75,216	65,427
Operating expenses:
Sales and marketing	14,667	18,825	15,064
Technology and product development	6,427	9,075	10,707
General and administrative	12,253	18,739	21,868

Total operating expenses	33,347	46,639	47,639

Income from operations	29,349	28,577	17,788
Interest and other income, net	5,046	1,998	211

Income before tax	34,395	30,575	17,999
Income tax expense	13,268	12,297	6,246

Net income	21,127	18,278	11,753

Convertible preferred stock accretion of discount	—	—	(240)

Net income applicable to common stockholders	$21,127	$18,278	$11,513

Net income per share applicable to common stockholders
Basic	$0.55	$0.51	$0.28

Diluted	$0.52	$0.49	$0.27

Number of shares used in per share calculations:
Basic	38,291	35,772	41,860
Diluted	40,672	37,110	42,844

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other			Total
	Common Stock		Paid-in	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Shares	Amount	Equity
	(In thousands, except share data)

Balance at December 31, 2006	37,897	$38	$97,072	$(7,076)	$(31)	—	$—	$90,003
Exercise of stock options	1,011	1	1,611	—	—	—	—	1,612
Stock-based compensation expense	—	—	3,495	—	—	—	—	3,495
Tax benefit from exercise of stock options	—	—	5,688	—	—	—	—	5,688
Change in unrealized loss on marketable securities	—	—	—	—	(72)	—	—	(72)
Net income	—	—	—	21,127	—	—	—	21,127

Total comprehensive income	—	—	—	—	—	—	—	21,055

Balance at December 31, 2007	38,908	$39	$107,866	$14,051	$(103)	—	$—	$121,853
Exercise of stock options	311	—	356	—	—	—	—	356
Stock-based compensation expense	—	—	5,934	—	—	—	—	5,934
Repurchase of common stock	—	—	—	—	—	4,926	(54,556)	(54,556)
Tax benefit from exercise of stock options	—	—	759	—	—	—	—	759
Change in unrealized loss on marketable securities	—	—	—	—	(173)	—	—	(173)
Net income	—	—	—	18,278	—	—	—	18,278

Total comprehensive income	—	—	—	—	—	—	—	18,105

Balance at December 31, 2008	39,219	$39	$114,915	$32,329	$(276)	4,926	$(54,556)	$92,451
Stock-based activity awards	274	—	258	—	—	—	—	258
Stock-based compensation expense	—	—	6,827	—	—	—	—	6,827
Tax benefit from exercise of stock options	—	—	388	—	—	—	—	388
Convertible preferred stock accretion of discount	—	—	—	(240)	—	—	—	(240)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(250)	—	—	(250)
Change in unrealized loss on marketable securities	—	—	—	—	108	—	—	108
Net income	—	—	—	11,753	—	—	—	11,753

Total comprehensive income	—	—	—	—	—	—	—	11,611

Balance at December 31, 2009	39,493	$39	$122,388	$43,842	$(418)	4,926	$(54,556)	$111,295

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Cash flows from operating activities:
Net income	$21,127	$18,278	$11,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,154	2,199	2,601
Stock-based compensation	3,495	5,934	6,827
Tax benefits from exercise of stock options	(5,688)	(759)	(388)
Deferred income tax	(527)	(1,683)	(2,180)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	129	23	256
Prepaid expenses and other assets	630	(678)	388
Income taxes payable	6,387	61	542
Accounts payable	615	(211)	(76)
Accrued expenses and other current liabilities	232	1,304	7
Accrued compensation and benefits	221	198	236
Deferred revenue	2,526	439	(1,334)

Net cash provided by operating activities	30,301	25,105	18,632
Cash flows from investing activities:
Purchase of property and equipment	(1,797)	(1,319)	(1,437)
Purchase of investments	(38,303)	(1,000)	(1,250)
Sale of investments	36,275	—	—
Acquisitions, net of cash	(15,002)	(12,584)	(312)

Net cash used in investing activities	(18,827)	(14,903)	(2,999)
Cash flows from financing activities:
Net proceeds from exercise of stock options	1,612	356	258
Net proceeds from sale of convertible preferred stock	—	—	47,967
Repurchase of common stock	—	(54,556)	—
Tax benefit from exercise of stock options	5,688	759	388

Net cash provided by (used in) financing activities	7,300	(53,441)	48,613

Net increase (decrease) in cash and cash equivalents	18,774	(43,239)	64,246
Cash and cash equivalents at beginning of year	85,790	104,564	61,325

Cash and cash equivalents at end of year	$104,564	$61,325	$125,571

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,154	$14,444	$8,535
Settlement of contingent purchase price	$1,300	$—	$312

See accompanying notes.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Company and Summary of Significant Accounting Policies

Organization and Basis of Presentation

LoopNet, Inc. (the “Company” or “LoopNet”) was incorporated under the laws of the state of California on June 2, 1997. The Company changed its name from Loop Ventures, Inc. to LoopNet, Inc. on November 3, 1998. Prior to Loop Ventures, Inc., the Company operated as a limited liability corporation known as Loop Ventures, LLC. On August 26, 1997, the owners of Loop Ventures, LLC exchanged all units held for a proportionate number of the shares of Loop Ventures, Inc. The transaction was recorded at historical basis.

On July 13, 2001, the Company merged with PropertyFirst.com, Inc. (“PropertyFirst”), with LoopNet, Inc. being the surviving company. The merger was accounted for under the purchase method of accounting. In order to preserve the existing rights and preferences of the different classes and series of PropertyFirst and LoopNet capital stock, each company reorganized by forming its own holding company. The two holding companies were limited liability companies (the “LLCs”), and continued in separate existence after the business combination of LoopNet and PropertyFirst. The LLCs were the direct owners of LoopNet, Inc. and the LLC members were the beneficial owners. In May, 2006, prior to its initial public offering, the Company reincorporated in Delaware via a merger with and into LoopNet, Inc., a Delaware corporation.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue, costs and expenses during the reporting period. Actual results could differ materially from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were in money market funds.

Short-term Investments

The Company accounts for short-term investments in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on debt and equity securities investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, using level 1 indicators, which are quoted market prices for these securities. Unrealized gains and losses if any, net of taxes, are reported as a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are placed with high credit quality financial institutions. The Company’s revenue and accounts receivable are primarily derived from credit card transactions with subscribers and are typically settled within two to three business days.

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2007, 2008 and 2009.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

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

Website Development Costs

The Company follows FASB authoritative guidance, which addresses whether certain web site development costs should be capitalized or expensed. Because the Company’s current website development costs incurred relate to routine maintenance and operating costs, the Company expenses such costs as incurred.

Long-Lived Assets Including Goodwill and Other Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and these identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceed their fair value. The Company has not recorded any impairment of these assets in any of the years presented.

The Company applies FASB authoritative guidance related to goodwill and other intangibles. The authoritative guidance requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the annual impairment test during the fourth quarter of 2007, 2008 and 2009 and concluded that goodwill and intangible assets with indefinitive useful lives were not impaired.

The authoritative guidance also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset’s carrying value may not be recoverable in accordance with the authoritative guidance on property, plant, and equipment.

Intangible assets are comprised of customer relationships, acquired technology and a domain name acquired in connection with the Company’s acquisitions. Amortization is calculated using the straight-line method over the following estimated useful lives:

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

On January 1, 2007, the Company adopted new FASB authoritative guidance surrounding accounting for uncertainty in income taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The new authoritative guidance must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying the new authoritative guidance at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. The adoption of new authoritative guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Revenue Recognition

The Company derives substantially all its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings. The Company recognizes revenue under the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) guidance related to revenue recognition, when persuasive evidence of an agreement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

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

Cost of Revenues

Cost of revenues consists of the expenses associated with the operation of the Company’s website, including depreciation of network infrastructure equipment, salaries and benefits of network operations personnel, internet connectivity and hosting costs. Cost of revenues also includes salaries and benefit expenses associated with the Company’s data quality, data import and customer support personnel and credit card and other transaction fees relating to processing customer transactions.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

Advertising costs are expensed in the period they are incurred. Included in sales and marketing expenses were $3.1 million, $3.4 million and $2.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Technology and Product Development

Technology and product development costs are expensed as incurred and include expenses for the research and development of new products and services, as well as improvements to existing products and services. Also included are costs associated with the maintenance of the Company’s existing products.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Administrative

General and administrative costs consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, facility costs and related expenses. Professional fees primarily consist of outside legal and audit fees. All costs are expensed as incurred.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2007, 2008 and 2009 were insignificant.

Stock-Based Compensation

Since 2006, the Company has applied FASB authoritative guidance surrounding share-based compensation. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In June 2009, the FASB established the FASB Accounting Standard Codificationtm (“Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification, which launched July 1, 2009, has changed the manner in which GAAP guidance is referenced, but did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance which amends the evaluation criteria for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” This new guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is reporting periods beginning after November 15, 2009. The Company will adopt this guidance effective January 1, 2010, and does not expect any material impact to the consolidated financial statements upon adoption.

In December 2007, the FASB issued authoritative guidance regarding principles and requirements for how an acquirer accounts for business combinations. This guidance provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. Effective January 1, 2009, the Company must account for future business combinations in accordance with its provisions. There has been no material impact on the Company’s financial statements; however, this guidance will affect any future acquisitions completed by the Company.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted this guidance January 1, 2009 and there has been no material impact on the financial statements.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Earnings per Share

The number of shares used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Weighted average common shares outstanding	38,291	35,772	34,420
Convertible preferred stock	—	—	7,440

Shares used to compute basic net income applicable to common stockholders	38,291	35,772	41,860
Add dilutive common equivalents:
Stock options	2,101	1,270	930
Restricted stock units	—	8	54
Unvested restricted stock(1)	280	60	—

Shares used to compute diluted net income applicable to common stockholders	40,672	37,110	42,844

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2007	2008	2009

Stock options	416	3,294	4,673
Restricted stock units	—	—	113

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2007	2008	2009

Calculation of basic net income per share applicable to common shareholders:
Net income	$21,127	$18,278	$11,753
Convertible preferred stock accretion of discount	—	—	(240)

Net income applicable to common shareholders	$21,127	$18,278	$11,513
Shares used to compute basic net income applicable to common shareholders	38,291	35,772	41,860
Basic net income per share applicable to common shareholders	$0.55	$0.51	$0.28

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$21,127	$18,278	$11,753
Convertible preferred stock accretion of discount	—	—	(240)

Net income applicable to common shareholders	$21,127	$18,278	$11,513
Shares used to compute diluted net income applicable to common shareholders	40,672	37,110	42,844
Dilutive net income per share applicable to common shareholders	$0.52	$0.49	$0.27

(3)	Acquisitions

Cityfeet.com, Inc.

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

As a result of the acquisition, the Company recorded intangible assets related to developed technology, customer relationships and a domain name in the aggregate of $1.4 million that are being amortized on a straight-line basis, deferred tax assets of $1.9 million and tangible assets net of assumed liabilities of $0.2 million. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible assets of $12.8 million has been recorded as goodwill. Developed technology, customer relationships and domain name have a weighted-average useful life of 3.0 years, 4.1 years and 5.0 years from the date of acquisition.

The acquisition was accounted for as a business combination consistent with the authoritative guidance regarding business combinations. The purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase price over the aggregate fair values was recorded as goodwill. The Company’s purchase price was allocated as follows (in thousands):

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

REApplications, Inc.

On April 7, 2008, the Company acquired all of the shares of capital stock of REApplications, Inc., a private company incorporated in Delaware (“REApps”) pursuant to a Stock Purchase Agreement dated as of April 7, 2008, by and among the Company and the shareholders of REApps for a purchase price of $9.2 million net of acquired cash.

As a result of the acquisition, the Company recorded intangible assets related to developed technology, customer relationships and a domain name in the aggregate of $3.1 million that are being amortized on a straight-line basis, deferred tax liability of $0.9 million and tangible assets net of assumed liabilities of $0.04 million. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible assets of $7.0 million has been recorded as goodwill. Developed technology, customer relationships and domain name have a weighted-average useful life of 5.0 years, 7.0 years and 7.0 years from the date of acquisition.

The acquisition of REApps was accounted for as a business combination consistent with the authoritative guidance regarding business combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company’s purchase price was allocated as follows (in thousands):

Customer relationships	$120
Domain name	480
Developed technology	2,490
Net assets acquired	38
Deferred tax liability	(947)
Goodwill	6,994

$9,175

The results of operations of REApps have been included in the Company’s consolidated statements of income for the period subsequent to the Company’s acquisition of REApps. REApps’s results of operations for the periods prior to this acquisition were not material to the Company’s consolidated statement of income and, accordingly, pro forma financial information has not been presented.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LandAndFarm.com, Inc.

On July 29, 2008, the Company acquired all of the shares of capital stock of RPB Media, Inc., a private company incorporated in Massachusetts pursuant to a Stock Purchase Agreement dated as of July 29, 2008, by and among the Company and the sole shareholder of RPB Media, Inc. for a purchase price of $2.1 million net of acquired cash. In addition, the Company is obligated to make additional cash payments up to $0.8 million if certain performance targets are met, which would be treated as additional consideration for the acquisition. On February 26, 2009, the Company made a cash payment of $0.2 million, which represents the first of four potential contingent payment obligations and was accounted for as additional purchase price. On July 27, 2009, the Company made a second cash payment of $0.1 million. The two final payments will potentially be paid in 2010.

On August 19, 2008, Articles of Amendment were filed with The Commonwealth of Massachusetts to amend the exact name of the corporation from RPB Media, Inc. to LandAndFarm.com, Inc. (“LandAndFarm”).

As a result of the acquisition the Company recorded intangible assets related to developed technology, customer relationships and non-competition agreements in the aggregate of $0.8 million that are being amortized on a straight-line basis, deferred tax liability of $0.3 million and tangible liabilities net of assumed assets of $0.02 million. Also included in other intangible assets is a trade name of $0.3 million which has an indefinite life and is tested on an annual basis for impairment. The remaining excess purchase price over tangible assets, liabilities assumed and identifiable intangible liabilities of $1.7 million has been recorded as goodwill. Developed technology, customer relationships and non-competition agreements have a weighted-average useful life of 4.0 years, 7.6 years and 3.0 years from the date of acquisition.

The acquisition of LandAndFarm was accounted for as a business combination consistent with the authoritative guidance regarding business combinations, and accordingly, the purchase price has been allocated to the tangible assets, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The Company’s purchase price was allocated as follows (in thousands):

Customer relationships	$497
Trade names/Trademarks	254
Developed technology	279
Non-competition agreements	63
Net assets (liabilities) acquired	(19)
Deferred tax liability	(319)
Goodwill	1,667

$2,422

The results of operations of LandAndFarm have been included in the Company’s consolidated statements of income for the period subsequent to the Company’s acquisition of LandAndFarm. LandAndFarm’s results of operations for the periods prior to this acquisition were not material to the Company’s consolidated statement of income and, accordingly, pro forma financial information has not been presented.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2008	2009

Computer equipment and purchased software	$7,591	$6,363
Office equipment and furniture (includes leasehold improvements)	1,270	1,057

	8,861	7,420
Less accumulated depreciation and amortization	(6,653)	(5,204)

Property and equipment, net	$2,208	$2,216

During 2009, the Company recorded an adjustment to eliminate from property and equipment approximately $2.9 million of fully depreciated property and equipment.

(5)	Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the years ended December 31, 2007, 2008 and 2009 were as follows (in thousands):

Balance as of December 31, 2006	$2,417
Goodwill acquired	12,816

Balance as of December 31, 2007	15,233
Goodwill acquired	8,349
Goodwill adjustment	(526)

Balance as of December 31, 2008	23,056
Goodwill adjustment	312

Balance as of December 31, 2009	$23,368

The $312,000 goodwill adjustment in 2009 was due to the contingent payments earned upon the achievement of certain performance targets by LandAndFarm.com, Inc. The $526,000 goodwill adjustment in 2008 was due to the release of a portion of the valuation allowance against Cityfeet’s net operating losses.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2008	2009

Cost:
Customer relationships	$1,711	$1,711
Technology	3,377	3,377
Non-competition agreement	63	63
Domain name	1,994	1,994

Total cost	7,145	7,145
Accumulated amortization:
Customer relationships	(550)	(831)
Technology	(741)	(1,479)
Non-competition agreement	(9)	(30)
Domain name	(167)	(318)

Total accumulated amortization	(1,467)	(2,658)

Intangible assets, net	$5,678	$4,487

Expected amortization expense for acquisition-related intangible assets as of December 31, 2009 is as follows (in thousands):

2010	$1,079
2011	934
2012	836
2013	275
2014 and thereafter	259

$3,383

Amortization expense was $0.3 million, $1.0 million and $1.2 million for the years ended December 31, 2007, 2008 and 2009, respectively.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Income Taxes

Income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009

Current:
Federal	$11,056	$11,136	$6,688
State	2,739	2,901	1,767

Total	$13,795	$14,037	$8,455
Deferred:
Federal	$(447)	$(1,204)	$(1,513)
State	(80)	(536)	(696)

Total	$(527)	$(1,740)	$(2,209)

Income tax expense	$13,268	$12,297	$6,246

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009

Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.1%	5.0%	3.9%
Change in valuation allowance	(2.1)%	(1.9)%	(4.4)%
Other adjustments	0.6%	2.1%	0.2%
Effective tax rate	38.6%	40.2%	34.7%

The tax effects of temporary differences that gave rise to significant components of deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2008	2009

Deferred tax assets (liabilities):
Net operating loss carryforwards	$12,769	$11,480
Depreciation and amortization	(469)	(92)
Stock-based compensation	2,401	5,122
Accruals and allowances	357	379
Tax credits	1,235	1,235
Intangibles	(1,750)	(1,750)
Valuation allowance	(8,881)	(8,084)
Other	774	327

Deferred tax assets, net	$6,436	$8,617

As of December 31, 2009, the Company continued to maintain a valuation allowance of approximately $8.1 million for certain federal and state net operating loss carryforwards due to the uncertainty of realization. The Company utilized net operating loss carryforwards against taxable income of $3.7 million, $3.7 million and $2.7 million for the fiscal years 2009, 2008 and 2007, respectively.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company had approximately $27.8 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2017 for federal and 2013 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company was limited to using $3.7 million of net operating losses to offset taxable income in 2009 and estimates that the Company will be able to utilize approximately $3.7 million in 2010 and in 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company has determined that as of December 31, 2008 and 2009, no positions failed to qualify for full recognition of the tax benefit.

(7)	Series A Convertible Preferred Stock

On April 14, 2009, the Company completed a $50 million private placement to accredited investors (the “Purchasers”). The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Securities Purchase Agreement (the “Purchase Agreement”), the Company agreed to sell to the Purchasers an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock is initially convertible into an aggregate of 7,440,476 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations).

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

The transaction closed on April 14, 2009. The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings.

A summary of activity related to the Series A convertible preferred stock is as follows (in thousands):

Gross Proceeds	$50,000
Costs and expenses of issuance	(2,033)
Accretion of discount	240

Net convertible preferred stock at December 31, 2009	$48,207

The rights, privileges and preferences of the Series A convertible preferred stock are set forth in the Certificate of Designations of Series A Convertible Preferred Stock attached as an exhibit to the Company’s Form 8-K filed with the SEC on April 2, 2009.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Voting

Each share of Series A Preferred Stock shall entitle the holder thereof to vote, in person or by proxy, at a special or annual meeting of the stockholders of the Company, on all matters voted on by holders of Common Stock, voting together as a single class with the holders of the Common Stock and all other shares entitled to vote thereon as a single class with the Common Stock. With respect to all such matters, each issued and outstanding share of Series A Preferred Stock shall entitle the holder thereof to cast that number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted such holder’s Series A Preferred Stock into Common Stock on the record date for determining the stockholders of the Company eligible to vote on any such matters.

Dividends

Whenever the Company shall pay a dividend or distribution on the Common Stock of the Company, par value $0.001 per share, each holder of a share of Series A Preferred Stock shall be entitled to receive, at the same time the dividend or distribution is paid on the Common Stock, out of the assets of the Company legally available therefore, a dividend or distribution equal to the amount that would have been paid in respect of the Common Stock issuable upon conversion of such share of Series A Preferred Stock immediately prior to the close of business on the record date for determining the holders entitled to receive such dividend or distribution on the Common Stock, or, if no such record is taken, the date on which the record holders of Common Stock entitled to such dividend or distribution is determined.

The holders of shares of Series A Preferred Stock shall not be entitled to receive any dividends except as provided herein.

Liquidation

Upon the effective date of any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Liquidation Event”), the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to its stockholders an amount per share (“Liquidation Preference”) equal to the greater of (a) (i) $1,000 (subject to appropriate adjustments in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) (” Original Issue Price “) plus (ii) all declared but unpaid dividends and (b) the amount that the holder of such shares of Series A Preferred Stock would receive in respect of the shares of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all of the then outstanding shares of Series A Preferred Stock were converted into Common Stock in accordance herewith immediately prior to the Liquidation Event. A Change of Control (as defined below) shall not be deemed a Liquidation Event. If, upon the effective date of a Liquidation Event, the assets of the Company shall be insufficient to make payment in full of the Liquidation Preference to all holders of the Series A Preferred Stock and all other now or hereafter authorized capital stock of the Company ranking on a parity with (upon liquidation, dissolution or winding up) the Series A Preferred Stock, then such assets shall be distributed among the holders of Series A Preferred Stock and the holders of such other capital stock of the Company ranking on a parity with (upon dissolution, liquidation or winding up) the Series A Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

No distribution shall be made in respect of any shares of Series A Preferred Stock pursuant to Section 3(a) unless, at the time of such distribution, all amounts due in respect of any shares of any now or hereafter authorized capital stock of the Company ranking senior to (upon liquidation, dissolution or winding-up) the Series A Preferred Stock have been paid in full.

Upon the effective date of a Liquidation Event, no distribution shall be made in respect of any shares of Common Stock or any other now or hereafter authorized capital stock of the Company ranking junior to (upon liquidation,

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dissolution or winding-up) the Series A Preferred Stock unless, at the time of such distribution, the holders of shares of Series A Preferred Stock shall have received the full Liquidation Preference with respect to each share.

After payment in full of the Liquidation Preference to holders of all shares of Series A Preferred Stock, the Series A Preferred Stock shall not be entitled to receive any additional cash, property or other assets of the Company upon the liquidation, dissolution or winding up of the Company.

Conversion

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into a number of shares of Common Stock determined by dividing the Original Issue Price by the Conversion Price. The Conversion Price shall initially be $6.72, and shall be subject to adjustment.

Redemption at the option of the Company

If at any time the closing price of the Common Stock as reported by the principal exchange or quotation system on which such Common Stock is traded or reported exceeds sixteen dollars and eighty cents ($16.80) per share for 20 consecutive trading or reporting days, the Company shall have the option, at its sole discretion, to redeem all, but not less than all, of the then outstanding Series A Preferred Stock for cash consideration per share of Series A Preferred Stock in an amount equal to one-hundred and one percent (101%) of the Original Issue Price plus all accrued but unpaid dividends.

Redemption at the option of the Holder

At any time on or after the sixth (6th ) anniversary of the Original Issuance Date and on or before the date that is ten (10) Business Days thereafter, each holder of shares of Series A Preferred Stock shall have the option, at such holder’s sole discretion, to request that the Company redeem any or all, of such holder’s then outstanding Series A Preferred Stock for cash consideration per share of Series A Preferred Stock in an amount equal to the Original Issue Price plus all declared but unpaid dividends.

(8)	Treasury Stock

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million was announced on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further purchases under the program. In February 2010, the Board of Directors approved the repurchase of up to an additional $29.6 million in shares of the company’s common stock, bringing to $75.0 million the total amount of currently authorized common stock repurchases. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

(9)	Stock Option Plan

The Company adopted the 2006 Equity Incentive Plan (the “2006 Plan”), which became effective on completion of our initial public offering in June 2006. The 2006 Plan provides for the grant of stock options, stock appreciation rights, stock units and other similar stock awards. Options granted under the 2006 Plan may be either “incentive stock options,” as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options. Through December 31, 2006 the Board of Directors had reserved 7,000,000 shares of common stock to be issued under the 2006 Plan. The 2006 Plan provides for an automatic annual increase in the number of shares available for issuance on January 1st of each year for the life of the plan starting 2007, equal to the least of (i) 1,800,000 shares, (ii) 4% of the shares outstanding as of the end of the prior fiscal year, or (iii) a lesser number determined by the Board of Directors or Compensation Committee.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to June 6, 2006, the Company issued options under the 2001 Stock Option Plan (the “2001 Plan”). The 2001 Plan was terminated on June 6, 2006 with respect to new grants. Available shares created by cancellations will be transferred automatically to the 2006 Plan.

Incentive and nonqualified stock options typically vest over a four-year period, 25% for the first year and monthly thereafter over the remaining three years. Stock options may be exercised during continued employment, or within 60 days of terminating employment and they expire seven years from the date of grant for the 2006 Plan and ten years from the date of grant for the 2001 Plan.

A summary of the Company’s stock option activity was as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2006	3,737,768	$4.53	1,349,454	$0.76
Granted	1,157,500	$17.56
Exercised	(1,011,172)	$1.59
Cancelled	(245,714)	$12.84

Outstanding at December 31, 2007	3,638,382	$8.93	1,339,128	$4.59
Granted	1,600,496	$11.62
Exercised	(310,357)	$1.15
Cancelled	(291,281)	$13.41

Outstanding at December 31, 2008	4,637,240	$10.10	2,175,935	$7.96
Granted	2,391,697	$7.37
Exercised	(232,802)	$1.32
Cancelled	(343,510)	$13.15

Outstanding at December 31, 2009	6,452,625	$9.24	3,331,025	$9.11

Additional information regarding stock options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Number	Exercise	Contractual
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)

$0.10	424,700	3.30	$0.10	424,700	$0.10
$0.23 — $4.08	829,927	5.94	3.53	745,669	3.47
$5.70 — $7.96	2,126,177	6.12	7.21	419,882	7.25
$8.00 — $11.67	1,119,433	5.41	10.55	413,852	11.00
$12.00 — $12.98	605,279	4.46	12.11	380,602	12.10
$13.00 — $14.21	355,000	4.67	13.56	245,788	13.64
$15.25 — $15.75	113,296	3.59	15.30	95,300	15.29
$16.07 — $17.45	561,838	4.20	16.11	388,329	16.11
$17.67 — $19.09	112,475	4.16	18.71	96,990	18.78
$19.35 — $24.40	204,500	4.59	22.02	119,883	22.02

	6,452,625	5.26	$9.24	3,331,025	$9.11	4.84

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the FASB authoritative guidance of stock-based compensation (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected life and volatility assumptions. The weighted average expected option life reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2007	2008	2009

Risk-free interest rate	4.43%	2.80%	2.19%
Expected volatility	44%	42%	49%
Expected life	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2007, 2008 and 2009 was $7.60, $4.47, and $3.05, respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2007, 2008 and 2009 totaled $4.1 million, $3.1 million and $1.5 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2009 were $15.6 million and $10.1 million, respectively.

For the year ended December 31, 2009, the Company’s stock-based compensation expense related to stock option grants was $6.0 million. As of December 31, 2009, there was $9.4 million of unrecognized compensation expense related to unvested stock options, net of estimated forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from stock options exercised for 2007, 2008 and 2009 was $1.6 million, $0.4 million and $0.3 million, respectively. Tax benefits realized from tax deductions associated with options exercises for 2007, 2008 and 2009 totaled $5.7 million, $0.8 million, and $0.4 million, respectively.

Under the 2006 Plan, we have also issued restricted stock units. A restricted stock unit award is an agreement to issue specified numbers of shares of the Company’s common stock at specified vesting dates. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Restricted stock units vest in equal 25% increments over a four-year period on the anniversary of the grant date.

A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Life (Years)

Outstanding at December 31, 2007	—	$—	—
Granted	195,000	$11.47
Vested	—	$—
Cancelled	—	$—

Outstanding at December 31, 2008	195,000	$11.47	1.74
Granted	245,000	$7.19
Vested	(48,750)	$11.47
Cancelled	—	$—

Outstanding at December 31, 2009	391,250	$8.79	1.49

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, the Company’s stock-based compensation expense related to restricted stock units was $0.8 million. As of December 31, 2009, there was $2.0 million of unrecognized compensation expense related to unvested restricted stock units, net of forecasted forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009

Cost of revenue	$357	$570	$495
Sales and marketing	1,358	2,198	894
Technology and product development	600	1,311	2,298
General and administrative	1,180	1,855	3,140

Total	$3,495	$5,934	$6,827

(10)	Commitments and Contingencies

Leases

The Company leases office space in San Francisco, California and Monrovia, California. Cityfeet leases office space in New York, New York. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2015. Future minimum payments under these noncancelable operating leases as of December 31, 2009, are as follows (in thousands):

2010	$2,778
2011	2,462
2012	2,116
2013	2,167
2014 and thereafter	3,174

$12,697

Rent expense under operating leases for the years ended December 31, 2007, 2008 and 2009 totaled approximately $1.6 million, $2.5 million and $2.9 million, respectively.

Litigation

On December 2, 2009, the Company announced that they have settled all current litigation with CoStar Group, Inc. The settlement resolves false advertising litigation in New York, breach of contract and unfair competition litigation in California, and copyright litigation in Maryland. No monetary consideration was involved. The terms of this settlement are confidential.

In April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. in the U.S. District Court for the Central District of California for alleged infringement of certain patents. The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and has filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”) the Defendants and plaintiff are awaiting court approval of an agreement to stay all discovery in the present case and for the Defendants and plaintiff to be bound by certain determinations that will be made in the earlier filed action. At this time, the Company cannot predict the outcome of the case, but intends to vigorously defend itself.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, there is no other material litigation pending against the Company. From time to time, the Company may become party to litigation and subject to claims incident to the ordinary course of the Company’s business.

(11)	401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The company contributed $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(12)	Subsequent Events

On January 4, 2010, the Company acquired all of the assets of BizQuest, LLC, a private company incorporated in Delaware (“BizQuest”) pursuant to an Asset Purchase Agreement dated as of December 24, 2009, by and among the Company, BizQuest and the members of BizQuest for a purchase price of $8.5 million, with $0.5 million of the purchase price contingent upon completion of a three-month transition agreement. The allocation of the purchase price is pending a valuation from an outside consultant. The acquisition will be accounted for as a business combination consistent with the authoritative guidance regarding business combinations, and the results of operations will be included in the Company’s condensed consolidated financial statements as of January 4, 2010 (acquisition date) for the three month period ending March 31, 2010.

EXHIBIT INDEX

3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)
3.2		Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)
3.3		Amended and Restated Bylaws of LoopNet, Inc., effective December 10, 2008 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on December 12, 2008, File No. 000-52026)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
4.3		Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10	.6+*	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan
10	.7+*	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan
10	.8+*	Form of Indemnification Agreement
10.9		Lease, dated January 14, 2005, between S&F Huntington Millennium LLC and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10.10		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.11		First Amendment to Office Lease, dated August 16, 2005 between Stockbridge/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.12		Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)
10	.13+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.14+*	Fiscal Year 2010 Bonus Plan
10	.15+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)

10	.16+	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.