Form 10-Q
period 2010-03-31
LoopNet, Inc.
filed 2010-05-07
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐     No ☑
As of April 30, 2010, there were 34,419,787 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,571	$115,064
Short-term investments	3,440	3,463
Accounts receivable, net of allowance of $213 and $188, respectively	1,308	1,693
Prepaid expenses and other current assets	1,638	2,591

Total current assets	131,957	122,811

Property and equipment, net	2,216	1,997
Goodwill	23,368	31,243
Intangibles, net	4,487	7,134
Deferred income taxes, net, non-current	8,059	7,502
Deposits and other non-current assets	4,162	6,056

Total assets	$174,249	$176,743

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$546	$555
Accrued liabilities and other current liabilities	2,181	2,622
Accrued compensation and benefits	2,995	2,140
Deferred revenue	9,025	9,227

Total current liabilities	14,747	14,544

Other long-term liabilities	—	1,037
Commitments and contingencies
Series A convertible preferred stock	48,207	48,291
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,493,526 and 39,616,929 shares issued, respectively; and 34,567,565 and 34,389,143 shares outstanding, respectively	39	40
Additional paid in capital	122,388	124,559
Other comprehensive loss	(418)	(405)
Treasury stock, at cost, 4,925,961 and 5,227,786 shares, respectively	(54,556)	(57,480)
Retained earnings	43,842	46,157

Total stockholders’ equity	111,295	112,871

Total liabilities and stockholders’ equity	$174,249	$176,743

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2010
Revenues	$20,102	$18,822
Cost of revenue (1)	2,892	2,846

Gross margin	17,210	15,976

Operating expenses:
Sales and marketing (1)	4,507	4,290
Technology and product development (1)	2,559	2,949
General and administrative (1)	5,135	4,371
Amortization of acquired intangible assets	302	445

Total operating expenses	12,503	12,055

Income from operations	4,707	3,921

Interest and other (expense) income, net	12	(104)

Income before tax	4,719	3,817

Income tax expense	1,930	1,417

Net income	2,789	2,400
Convertible preferred stock accretion of discount	—	(85)

Net income applicable to common stockholders	$2,789	$2,315

Net income per share
Basic	$0.08	$0.06

Diluted	$0.08	$0.05

Weighted average shares
Basic	34,302	41,938

Diluted	35,219	43,281

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$167	$128
Sales and marketing	600	485
Technology and product development	486	682
General and administrative	590	827
The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$2,789	$2,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	617	817
Stock-based compensation	1,843	2,122
Tax benefits from exercise of stock options	(59)	(141)
Deferred income tax	469	557
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	66	(385)
Prepaid expenses and other current assets	(749)	(820)
Accounts payable	306	9
Accrued expenses and other current liabilities	83	95
Accrued compensation and benefits	(725)	(855)
Deferred revenue	(29)	202

Net cash provided by operating activities	4,611	4,001

Cash flows from investing activities:
Purchase of property and equipment	(203)	(153)
Purchase of short-term investments	(250)	(2,050)
Acquisitions, net of acquired cash	(188)	(9,430)

Net cash used in investing activities	(641)	(11,633)

Cash flows from financing activities:
Net proceeds from exercise of stock options	74	76
Tax withholdings related to net share settlements of restricted stock units	(19)	(168)
Repurchase of common stock	—	(2,924)
Tax benefits from exercise of stock options	59	141

Net cash (used in) provided by financing activities	114	(2,875)

Net (decrease) increase in cash and cash equivalents	4,084	(10,507)

Cash and cash equivalents at beginning of period	61,325	125,571

Cash and cash equivalents at end of period	$65,409	$115,064

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2010, the statements of income for the three months ended March 31, 2009 and 2010 and the statements of cash flows for the three months ended March 31, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance which amends the evaluation criteria for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” This new guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is reporting periods beginning after November 15, 2009. The Company adopted this guidance effective January 1, 2010, and there has been no material impact on the consolidated financial statements.
     In June 2009, the FASB established the FASB Accounting Standard Codification tm (“Codification”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification, which became effective July 1, 2009, has changed the manner in which GAAP guidance is referenced, but did not have an impact on the Company’s financial position, results of operations or cash flows.
     In December 2007, the FASB issued authoritative guidance regarding principles and requirements for how an acquirer accounts for business combinations. This guidance provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquiror to disclose the nature and financial effect of the business combination. Effective January 1, 2009, the Company must account for future business combinations in accordance with its provisions. There has been no material impact on the Company’s financial statements as a result of the acquisitions completed by the Company.

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Weighted average common shares outstanding	34,302	34,498
Convertible preferred stock	—	7,440

Shares used to compute basic net income applicable to common shareholders	34,302	41,938
Add dilutive common equivalents:
Stock options	895	1,095
Restricted stock units	—	248
Unvested restricted stock (1)	22	—

Shares used to compute diluted net income applicable to common shareholders	35,219	43,281

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2009	2010
Stock options	5,147	4,979
Restricted stock units	415	98
The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended
	March 31,
	2009	2010
Calculation of basic net income per share applicable to common shareholders:
Net income	$2,789	$2,400
Convertible preferred stock accretion of discount	—	(85)

Net income applicable to common shareholders	$2,789	$2,315

Shares used to compute basic net income applicable to common shareholders	34,302	41,938

Basic net income per share applicable to common shareholders	$0.08	$0.06

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$2,789	$2,400
Convertible preferred stock accretion of discount	—	(85)

Net income applicable to common shareholders	$2,789	$2,315

Shares used to compute diluted net income applicable to common shareholders	35,219	43,281

Dilutive net income per share applicable to common shareholders	$0.08	$0.05

Note 3 — Acquisitions
     The Company acquired two entities during the three month period ended March 31, 2010, for total cash consideration of $9.4 million, plus potential earn-out payments of $1.9 million that are contingent upon achievement of certain performance targets. The acquisitions were accounted for as a business combination consistent with the authoritative guidance regarding business combinations (see Note 4). The results of operations of the two entities have been included in the Company’s condensed consolidated statements of income for the period subsequent to their respective acquisition dates. The entities results of operations for the periods prior to the acquisitions were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.
Note 4 — Goodwill and Intangible Assets, net
     The changes in the carrying amount of goodwill for the three month period ended March 31, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$23,368
Goodwill acquired	7,750
Goodwill adjustment	125

Balance as of March 31, 2010	$31,243

     The $125,000 goodwill adjustment was due to the contingent payment earned upon achievement of certain performance targets by LandAndFarm.com, Inc.
     The changes in the intangible assets, net for the three month period ended March 31, 2010 consisted of the following (in thousands):

Balance as of December 31, 2009	$4,487
Intangible assets acquired	3,092

7,579
Less amortization	(445)

Balance as of March 31, 2010	$7,134

Note 5 — Series A Convertible Preferred Stock
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
     The transaction closed on April 14, 2009. The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three month period ended March 31, 2010, the Company recorded accretion on the issuance costs of $85,000.
Note 6 — Stock-Based Compensation
     Since 2006, the Company has applied the authoritative guidance surrounding stock-based compensation. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The Company adopted this guidance effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006.
     In connection with this guidance, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three month period ended March 31, 2010 reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three month period ended March 31, 2010 also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended
	March 31,
	2009	2010
Risk-free interest rate	1.76%	2.42%
Expected volatility	47%	47%
Expected life	4.6 years	4.6 years
Dividend yield	0%	0%
     The weighted-average fair value of options granted during the three month period ended March 31, 2009 and 2010 was $2.96 and $4.20, respectively, using the Black-Scholes method.
     The total stock-based compensation has been allocated as follows (in thousands):

	Three months ended
	March 31,
	2009	2010
Cost of revenue	$167	$128
Sales and marketing	600	485
Technology and product development	486	682
General and administrative	590	827

Total	$1,843	$2,122

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2009	6,452,625	$9.24	5.26	3,331,025	$9.11	4.84
Granted	1,998,000	$9.98
Exercised	(48,301)	$1.58
Cancelled	(19,671)	$10.69

Outstanding at March 31, 2010	8,382,653	$9.46	5.46	3,656,747	$9.29	4.68

     Included in the options granted during the three month period ended March 31, 2010 are 990,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
		Weighted	Weighted Average
		Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2009	391,250	$8.79	1.49
Granted	797,500	$9.97
Vested	(92,500)	$8.94
Cancelled	—	$—

Outstanding at March 31, 2010	1,096,250	$9.64	4.09

     Included in the restricted stock units granted during the three month period ended March 31, 2010 are 465,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.
Note 7 — Income Taxes
     The Company recorded a provision for income taxes of $1.4 million for the three month period ended March 31, 2010, based upon a 37.1% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 8 — Stock Repurchases
     On January 31, 2008, LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock. The stock repurchase program was announced on February 5, 2008. On July 30, 2008, the Company announced that the board of directors of the Company authorized the repurchase of up to an additional $50.0 million of the Company’s common stock. As of December 31, 2009, $45.4 million remained available for further repurchases under the program. In February 2010, the Board of Directors approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized common stock repurchases.
     The repurchased shares are recorded as treasury stock and are accounted for under the cost method. As of March 31, 2010, the Company repurchased approximately 302,000 shares at an average price of $9.69 per share and therefore $72.1 million remained available for further purchases under the program.
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
Note 9 — Litigation and Other Contingencies
Litigation and Other Legal Matters
     There have been no material changes from litigation as previously disclosed in Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010.

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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 900,000 unique visitors per month during 2008, approximately 985,000 per month during 2009, and approximately 977,000 per month during the first quarter of 2010 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com , enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
Key Operating Metrics and Trends
     We believe that the key metrics that are material to an analysis of our business are:
•	the number of our registered members,

•	the number of monthly unique visitors to our marketplace,

•	the number of our premium members,

•	the average monthly subscription price paid by our premium members,

•	the cancellation rate of our premium members,

•	the number of listings on our marketplace and

•	the number of property profiles viewed by visitors to LoopNet.
     Our registered members have grown from approximately 3.2 million as of December 31, 2008, to over 3.9 million as of December 31, 2009, to over 4.1 million as of March 31, 2010. The number of monthly unique visitors to our marketplace averaged 900,000 in 2008, 985,000 in 2009 and 977,000 in the first quarter of 2010. Our premium members were 77,000 as of December 31, 2008, 68,000 as of December 31, 2009 and 69,000 as of March 31, 2010. The average monthly subscription price paid by our premium members has increased from $65.64 in the fourth quarter of 2008, to $66.01 in the fourth quarter of 2009, and to $66.16 in the first quarter of 2010. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate. The average monthly cancellation rate in the first quarter of 2010 fell within the 4.5% to 6.5% range we began seeing since the fourth quarter of 2007. We believe the higher cancellation rate in the last two years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 75% of our revenue in 2008 and in 2009, and 72% of our revenue in the first quarter of 2010. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 754,000 as of March 31, 2010. The number of property profiles that were viewed by visitors of LoopNet increased from 33.0 million in the first quarter of 2009 to 44.9 million in the first quarter of 2010.
     The commercial real estate (“CRE”) industry has experienced and continues to experience extremely challenging times, although our industry has shown signs of stabilizing in the first quarter of 2010. We believe that we may be able to capitalize on the CRE industry’s shifting dynamics in 2010 and beyond and consider a pending refinance and foreclosure cycle that we expect could begin in earnest in 2010 and into 2011. As a result, we plan to increase the rate of investment in our business to extend our leadership position and maximize our opportunities through execution of our strategy and business plan, ongoing investments in our existing business, investments in new organic initiatives, consideration of further acquisition opportunities and through capital structure changes such as stock buy-backs.

     While we continued investing in our business throughout 2008 and 2009, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we see early indications that activity levels in the industry may have stabilized, we expect to accelerate our investment plans to capitalize on the potential longer-term opportunities. Therefore, we intend to invest several million dollars each year over the next few years on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful longer-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate more on-market available properties, develop organically new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals and various efforts to attract more demand side activity to our marketplace.
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
     RecentSales, which is an example of a multi-million-dollar revenue stream that we developed and funded internally, is another area of planned investment in 2010. As transaction volumes likely accelerate over the next few years, we intend to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers. We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and now BizQuest and Reaction Web which we recently acquired in the first quarter of 2010.
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
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com and LandAndFarm.com;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:
•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of our RecentSales services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.16 per month during the first quarter of 2010. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BizBuySell and BizQuest products, we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. For RecentSales product, we charge a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions.
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
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.
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

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2009	2010
	(unaudited)
Revenues	100.0%	100.0%
Cost of revenue	14.4	15.1

Gross Margin	85.6	84.9

Operating expenses:
Sales and marketing	22.4	22.8
Technology and product development	12.7	15.7
General and administrative	25.5	23.2
Amortization of acquired intangible assets	1.5	2.4

Total operating expenses	62.2	64.0

Income from operations	23.4	20.8

Interest and other (expense) income, net	0.1	(0.6)

Income before tax	23.5	20.3
Income tax expense	9.6	7.5

Net income	13.9	12.8
Convertible preferred stock accretion of discount	—	(0.5)

Net income applicable to common stockholders	13.9%	12.3%

Comparison of Three Months Ended March 31, 2009 and 2010
     Revenues

	Three Months Ended March 31,
				Percent
	2009	2010	Decrease	Change
	(dollars in thousands)
Revenues	$20,102	$18,822	$1,280	6.4%
Premium members at March 31	74,329	68,809	5,520	7.4%
     The decrease in revenues was primarily due to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry.
     We anticipate that revenues may decrease in future periods due to the current market conditions we are experiencing.
     Cost of Revenues

	Three Months Ended March 31,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Cost of revenues	$2,892	$2,846	$46	1.6%
Percentage of revenues	14.4%	15.1%
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

     The decrease in cost of revenues was due primarily to lower stock-based compensation, which decreased to $128,000 in the first quarter of 2010 compared to $167,000 in the first quarter of 2009.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services.
     Sales and Marketing

	Three Months Ended March 31,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Sales and marketing	$4,507	$4,290	$217	4.8%
Percentage of revenues	22.4%	22.8%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The decrease in sales and marketing expenses was due in part to lower costs associated with sales and marketing personnel. Also contributing to the decrease was lower stock-based compensation, which decreased to $485,000 in the first quarter of 2010 compared to $600,000 in the first quarter of 2009.
     We expect sales and marketing expenses to potentially increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers.
     Technology and Product Development

	Three Months Ended March 31,
				Percent
	2009	2010	Increase	Change
	(dollars in thousands)
Technology and product development	$2,559	$2,949	$390	15.2%
Percentage of revenues	12.7%	15.7%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $682,000 in the first quarter of 2010 compared to $486,000 in the first quarter of 2009.
     We expect technology and product development expenses to increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services.
     General and Administrative

	Three Months Ended March 31,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
General and administrative	$5,135	$4,371	$764	14.9%
Percentage of revenues	25.5%	23.2%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The decrease in general and administrative expenses was due primarily to lower legal fees associated with litigation matters. This was partially offset by higher stock-based compensation, which increased to $827,000 in the first quarter of 2010 compared to $590,000 in the first quarter of 2009.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, primarily due to higher stock-based compensation.

     Amortization of acquired intangible assets

	Three Months Ended March 31,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Amortization of acquired intangible assets	$302	$445	$143	47.4%
Percentage of revenues	1.5%	2.4%
     Amortization of acquired intangible assets is a result of purchased assets or businesses. These purchased transactions result in the creation of acquired intangible assets with finite lives and lead to a corresponding increase in our amortization expense in future periods. We amortize intangible assets over the period of estimated benefit, using a straight-line method and estimated useful lives up to 8 years.
     The increase in amortization of acquired intangible assets was due primarily to the acquisition of BizQuest in January 2010.
     We expect amortization of acquired intangible assets to potentially increase in absolute dollar amounts and as a percentage of revenues, as we from time to time expect to continue to acquire businesses.
     Interest and other (expense) income, net
     Interest and other (expense) income decreased by $116,000 to $104,000 of expense in the three months ended March 31, 2010, from $12,000 of income in the three months ended March 31, 2009. The decrease was due primarily to higher losses realized from our long-term investments.
     Income Tax Expense
     We recorded a provision for income taxes of $1.4 million for the three month period ended March 31, 2010, based upon a 37.1% effective tax rate for the full year of 2010. The effective tax rate is based upon our estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Three Months Ended
	March 31,
	2009	2010
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$4,611	$4,001
Cash used in investing activities	(641)	(11,633)
Cash provided by (used in) financing activities	411	(2,875)
     As of March 31, 2010, our cash, cash equivalents and short-term investments totaled $118.5 million, compared to $68.7 million in cash, cash equivalents and short-term investments as of March 31, 2009. The amount includes $48.0 million in aggregate net proceeds received on April 14, 2009 pursuant to our sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $4.6 million and $4.0 million in the three months ended March 31, 2009 and 2010, respectively. The decrease in cash provided by operating activities in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 was primarily due to lower net income generated by the Company.

Investing Activities
     Cash used in investing activities in the three months ended March 31, 2010 of $11.6 million was attributable to capital expenditures of $0.1 million for the purchase of computer equipment, office equipment and furniture, the purchase of investments of $2.1 million, and $9.4 million for the acquisitions of BizQuest, Reaction Web and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com.
     Cash used in investing activities in the three months ended March 31, 2009 of $0.6 million was attributable to a $0.2 million contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com, the purchase of investments of $0.2 million, and capital expenditures of $0.2 million for the purchase of computer equipment.
Financing Activities
     Cash used in financing activities in the three months ended March 31, 2010 of $2.9 million was attributable to the Company’s stock repurchases in the amount of $2.9 million and $0.2 million in tax withholdings related to the net share settlements of restricted stock units partially offset by $0.1 million of proceeds from the exercise of stock-based awards and $0.1 million tax benefit from the exercise of stock options.
     Cash provided by financing activities in the three months ended March 31, 2009 of $0.1 million was primarily attributable to $0.1 million of proceeds from the exercise of stock-based awards.

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
     There have been no material changes from legal proceedings as previously disclosed in Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 1, 2010.

Item 1A.	Risk Factors.
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 1, 2010.
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
     For example, as of March 31, 2010, approximately 25% of our premium members were based in California and approximately 10% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 754,000 as of March 31, 2010. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Additionally, the National Association of REALTORS ® , or NAR, its local boards of REALTORS ® , its various affiliates, and other third parties have in the past created, and they or others may in the future create, commercial real estate information and listing services. These services could provide commercial real estate for sale and for lease property listings which compete directly with our online commercial real estate marketplace. If they succeed in attracting a significant number of commercial real estate transaction participants, demand for our services may decrease.
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
     We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., in July, 2008, we acquired LandAndFarm.com, in January 2010, we acquired BizQuest, and in March 2010, we acquired Reaction Web. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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
     Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, we utilize data centers in Virginia, Texas, Colorado and New York for specific services. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit our ability to provide our services, which could significantly impact our business.
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
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 34% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended March 31, 2010 was as follows (dollars in thousands except per share amounts):

			Total Number of	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total Number	Average	of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (#) (1)	Share ($)	Programs (#)	Programs ($) (1)
January 1 – January 31, 2010	0	N/A	0	$45,444
February 1 – February 28, 2010	149,795	$9.69	149,795	$73,548
March 1 – March 31, 2010	152,030	$9.69	152,030	$72,075
Total shares	301,825	$9.69	301,825

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50.0 million. An additional authorized level of $50.0 million was announced on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further purchases under the program. In February 2010, an additional authorized level of $29.6 million was approved, bringing to $75.0 million the total amount of authorized common stock repurchases. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.

Item 6.	Exhibits.
Exhibits:
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: May 7, 2010	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: May 7, 2010	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:
31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)