Form 10-Q
period 2010-06-30
LoopNet, Inc.
filed 2010-08-06
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of July 31, 2010, there were 32,125,141 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,571	$97,011
Short-term investments	3,440	3,478
Accounts receivable, net of allowance of $213 and $190, respectively	1,308	1,730
Prepaid expenses and other current assets	1,638	3,926

Total current assets	131,957	106,145

Property and equipment, net	2,216	2,341
Goodwill	23,368	31,132
Intangibles, net	4,487	6,582
Deferred income taxes, net, non-current	8,059	8,842
Deposits and other non-current assets	4,162	6,705

Total assets	$174,249	$161,747

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$546	$504
Accrued liabilities and other current liabilities	2,181	4,618
Accrued compensation and benefits	2,995	2,822
Deferred revenue	9,025	8,998

Total current liabilities	14,747	16,942

Other long-term liabilities	—	855
Commitments and contingencies
Series A convertible preferred stock	48,207	48,376
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,493,526 and 39,711,639 shares issued, respectively; and 34,567,565 and 32,494,647 shares outstanding, respectively	39	40
Additional paid in capital	122,388	127,267
Other comprehensive loss	(418)	(400)
Treasury stock, at cost, 4,925,961 and 7,216,992 shares, respectively	(54,556)	(80,711)
Retained earnings	43,842	49,378

Total stockholders’ equity	111,295	95,574

Total liabilities and stockholders’ equity	$174,249	$161,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Revenues	$19,248	$19,364	$39,350	$38,186
Cost of revenue (1)	2,777	3,001	5,669	5,848

Gross margin	16,471	16,363	33,681	32,338

Operating expenses:
Sales and marketing (1)	4,237	4,191	8,744	8,481
Technology and product development (1)	2,654	2,948	5,214	5,896
General and administrative (1)	6,135	3,244	11,270	7,615
Amortization of acquired intangible assets	299	481	601	926

Total operating expenses	13,325	10,864	25,829	22,918

Income from operations	3,146	5,499	7,852	9,420
Interest and other (expense) income, net	95	(264)	107	(368)

Income before tax	3,241	5,235	7,959	9,052
Income tax expense	1,386	1,929	3,316	3,346

Net income	1,855	3,306	4,643	5,706

Convertible preferred stock accretion of discount	(71)	(85)	(71)	(170)

Net income applicable to common stockholders	$1,784	$3,221	$4,572	$5,536

Net income per share
Basic	$0.04	$0.08	$0.11	$0.13

Diluted	$0.04	$0.07	$0.11	$0.13

Weighted average shares
Basic	41,842	41,340	41,777	41,652

Diluted	42,949	43,159	42,747	43,192

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$189	$154	$357	$282
Sales and marketing	637	444	1,236	929
Technology and product development	560	684	1,046	1,367
General and administrative	711	810	1,301	1,637
The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$4,643	$5,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,241	1,649
Stock-based compensation	3,940	4,215
Tax benefits from exercise of stock options	(127)	(377)
Deferred income tax	(385)	(783)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(148)	(422)
Prepaid expenses and other current assets	(1,414)	(1,644)
Accounts payable	(51)	(42)
Accrued expenses and other current liabilities	1,830	110
Accrued compensation and benefits	(422)	(172)
Deferred revenue	(502)	(27)

Net cash provided by operating activities	8,605	8,213

Cash flows from investing activities:
Purchase of property and equipment	(793)	(848)
Purchase of investments	(500)	(2,985)
Acquisitions, net of acquired cash	(188)	(9,930)

Net cash used in investing activities	(1,481)	(13,763)

Cash flows from financing activities:
Net proceeds from exercise of stock options	121	456
Net proceeds from sale of preferred stock	47,966	—
Tax withholdings related to net share settlements of restricted stock units	(19)	(168)
Repurchase of common stock	—	(23,675)
Tax benefits from exercise of stock options	127	377

Net cash (used in) provided by financing activities	48,195	(23,010)

Net (decrease) increase in cash and cash equivalents	55,319	(28,560)

Cash and cash equivalents at beginning of period	61,325	125,571

Cash and cash equivalents at end of period	$116,644	$97,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2010, the statements of income for the three and six months ended June 30, 2009 and 2010 and the statements of cash flows for the six months ended June 30, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
		(unaudited)
Weighted average common shares outstanding	34,402	33,900	34,337	34,212
Convertible preferred stock	7,440	7,440	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	41,842	41,340	41,777	41,652
Add dilutive common equivalents:
Stock options	1,065	1,402	937	1,209
Restricted stock units	32	417	16	331
Unvested restricted stock (1)	10	—	17	—

Shares used to compute diluted net income applicable to common shareholders	42,949	43,159	42,747	43,192

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.
     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
		(unaudited)
Stock options	3,128	3,495	5,262	3,769
Restricted stock units	101	34	—	34
The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
		(unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$1,855	$3,306	$4,643	$5,706
Convertible preferred stock accretion of discount	(71)	(85)	(71)	(170)

Net income applicable to common shareholders	$1,784	$3,221	$4,572	$5,536

Shares used to compute basic net income applicable to common shareholders	41,842	41,340	41,777	41,652

Basic net income per share applicable to common shareholders	$0.04	$0.08	$0.11	$0.13

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$1,855	$3,306	$4,643	$5,706
Convertible preferred stock accretion of discount	(71)	(85)	(71)	(170)

Net income applicable to common shareholders	$1,784	$3,221	$4,572	$5,536

Shares used to compute diluted net income applicable to common shareholders	42,949	43,159	42,747	43,192

Dilutive net income per share applicable to common shareholders	$0.04	$0.07	$0.11	$0.13

Note 3 — Acquisitions
     The Company acquired two entities during the six month period ended June 30, 2010, for total cash consideration of $9.9 million, plus potential earn-out payments of $1.4 million that are contingent upon achievement of certain performance targets. The acquisitions were accounted for as a business combination consistent with the authoritative guidance regarding business combinations (see Note 4). The results of operations of the two entities have been included in the Company’s condensed consolidated statements of income for the period subsequent to their respective acquisition dates. The entities results of operations for the periods prior to the acquisitions were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.
Note 4 — Goodwill and Intangible Assets, net
     The changes in the carrying amount of goodwill for the six month period ended June 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$23,368
Goodwill acquired	7,639
Goodwill adjustment	125

Balance as of June 30, 2010 (unaudited)	$31,132

     The goodwill adjustment was due to the contingent payment earned upon achievement of certain performance targets by LandAndFarm.com, Inc.
     The changes in the intangible assets, net for the six month period ended June 30, 2010 consisted of the following (in thousands):

Balance as of December 31, 2009	$4,487
Intangible assets acquired	3,021

7,508
Less amortization	(926)

Balance as of June 30, 2010 (unaudited)	$6,582

     As a result of the acquisitions, the intangible assets related to customer relationships, non-competition agreements and developed technology are being amortized on a straight-line basis. Also included in the intangible assets are trade names which have an indefinite life.
Note 5 — Series A Convertible Preferred Stock
     On April 14, 2009, the Company completed a $50 million private placement to accredited investors. The Company sold an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), which is initially convertible into an aggregate of 7,440,476 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations). Holders of Series A Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the greater of (1) the Original Issue Price, plus any declared and unpaid dividends and (2) the amount that Purchasers would receive in respect of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock if all of the then outstanding Series A Preferred Stock were converted into Common Stock.
     The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three and six month periods ended June 30, 2010, the Company recorded accretion on the issuance costs of $85,000 and $170,000.
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
     In connection with this guidance, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and six month periods ended June 30, 2010 reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and six month periods ended June 30, 2010 also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(unaudited)
Risk-free interest rate	2.23%	2.25%	2.00%	2.34%
Expected volatility	50%	47%	49%	47%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended June 30, 2009 and 2010 was $3.43 and $4.67, respectively, and during the six month periods ended June 30, 2009 and 2010 was $2.99 and $4.27, respectively, using the Black-Scholes method.
     The total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(unaudited)
Cost of revenue	$189	$154	$357	$282
Sales and marketing	637	444	1,236	929
Technology and product development	560	684	1,046	1,367
General and administrative	711	810	1,301	1,637

Total	$2,097	$2,092	$3,940	$4,215

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2009	6,452,625	$9.24	5.26	3,331,025	$9.11	4.84
Granted	2,182,500	$10.09
Exercised	(143,011)	$3.19
Cancelled	(62,319)	$11.51

Outstanding at June 30, 2010 (unaudited)	8,429,795	$9.55	5.26	4,006,984	$9.46	4.54

     Included in the options granted during the six month period ended June 30, 2010 are 990,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
		Weighted	Weighted Average
		Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2009	391,250	$8.79	1.49
Granted	797,500	$9.97
Vested	(92,500)	$8.94
Cancelled	—	$—

Outstanding at June 30, 2010 (unaudited)	1,096,250	$9.64	3.84

     Included in the restricted stock units granted during the six month period ended June 30, 2010 are 465,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.
Note 7 — Income Taxes
     The Company recorded a provision for income taxes of $3.3 million for the six month period ended June 30, 2010, based upon a 37.0% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 8 — Stock Repurchases
     On January 31, 2008, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of Common Stock. The stock repurchase program was announced on February 5, 2008. The Board subsequently authorized the repurchase of up to an additional $50.0 million of the Company’s common stock. As of December 31, 2009, $45.4 million remained available for further repurchases under the program. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of Common Stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases.
     The repurchased shares are recorded as treasury stock and are accounted for under the cost method. As of June 30, 2010, the Company repurchased approximately 2,291,000 shares at an average price of $11.42 per share and therefore $48.8 million remained available for further purchases under the program.
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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 1,539,000 per month during the second quarter of 2010 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month.
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
     Our registered members have grown from approximately 3.2 million as of December 31, 2008, to over 3.9 million as of December 31, 2009, to over 4.2 million as of June 30, 2010. The number of monthly unique visitors to our marketplace averaged 1,539,000 in the second quarter of 2010. Our premium members were 77,000 as of December 31, 2008, 68,000 as of December 31, 2009 and 69,000 as of June 30, 2010. The average monthly subscription price paid by our premium members has increased from $65.64 in the fourth quarter of 2008, to $66.01 in the fourth quarter of 2009, and to $66.65 in the second quarter of 2010. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate prior to such time. The average monthly cancellation rate in the second quarter of 2010 fell within the 4.5% to 6.5% range we have seen in the last two plus years since the downturn in the economy, and was the lowest since the fourth quarter of 2007. We believe the higher cancellation rate in the last two plus years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 75% of our revenue in 2008 and in 2009, and 71% of our revenue in the second quarter of 2010. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 766,000 as of June 30, 2010. The number of property profiles that were viewed by visitors of LoopNet increased from 35.0 million in the second quarter of 2009 to 51.5 million in the second quarter of 2010.
     The commercial real estate (“CRE”) industry has experienced and continues to experience extremely challenging times, although our industry has shown signs of stabilizing in the first half of 2010. We believe that we may be able to capitalize on the CRE industry’s shifting dynamics in 2010 and beyond and consider a pending refinance and foreclosure cycle that we expect could begin in earnest in late 2010 and into 2011. To this end, we are focused on initiatives to increase our long term value and expand the breadth and depth of services we provide to our customers. Accordingly, we have been increasing the rate of investment in our business to extend our leadership position and maximize our opportunities through execution of our strategy and business plan, ongoing investments in our existing business, investments in new organic initiatives, consideration of further acquisition opportunities and through capital structure changes such as stock buy-backs.

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
     We also intend to continue investing in our recently launched Property Research Database product, currently in Beta form, which uses a hybrid approach that combines user-generated marketplace data with a variety of other sources and development methods. We see significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices well below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. As we gather and respond to customer feedback to the Beta version during the next few quarters, we intend to further develop our monetization plans for the product, which is currently being provided at no additional cost to existing Premium Members. We also recently invested in, and formed a strategic partnership with, AuctionPoint, a solution provider to commercial real estate brokers in support of auction offerings of For-Sale CRE properties. We believe that AuctionPoint platform offers an innovative, broker friendly approach to commercial property auctions. We believe that by working with them, we may be able to capitalize on the rapid increase in distressed properties coming to market later in 2010 and in 2011.
     RecentSales, which is an example of a multi-million-dollar revenue stream that we developed and funded internally, is another area of planned investment in 2010. As transaction volumes likely accelerate over the next few years, we intend to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers. We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and now BizQuest and Reaction Web which we acquired in the first quarter of 2010.
     These planned investments, which extend throughout the organization to include product development, data aggregation and information services, sales & marketing, and possible M&A related efforts, among others, is being made in advance of the full market recovery to better position our business for the gradual increase in activity that we believe will occur later in 2010 and 2011. This investment strategy is focused on accelerating our revenue growth and marketshare gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com and LandAndFarm.com;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.
     We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:
•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of our RecentSales services and other new products and services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.65 per month during the second quarter of 2010. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BizBuySell and BizQuest products, we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. For RecentSales product, we charge a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions.
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
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009. We believe there have been no significant changes in our critical accounting policies and estimates.
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

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
	(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	14.4	15.5	14.4	15.3

Gross margin	85.6	84.5	85.6	84.7

Operating expenses
Sales and marketing	22.0	21.6	22.2	22.2
Technology and product development	13.8	15.2	13.3	15.4
General and administrative	31.9	16.8	28.6	19.9
Amortization of acquired intangible assets	1.6	2.5	1.5	2.4

Total operating expenses	69.2	56.1	65.6	60.0

Income from operations	16.3	28.4	20.0	24.7

Interest and other (expense) income, net	0.5	(1.4)	0.3	(1.0)

Income before tax	16.8	27.0	20.2	23.7
Income tax expense	7.2	10.0	8.4	8.8

Net income	9.6	17.1	11.8	14.9

Convertible preferred stock accretion of discount	(0.4)	(0.4)	(0.2)	(0.4)

Net income applicable to common stockholders	9.3%	16.6%	11.6%	14.5%

Comparison of Three Months Ended June 30, 2009 and 2010
     Revenues

	Three Months Ended June 30,
				Percent
	2009	2010	Increase/(Decrease)	Change
	(dollars in thousands)
Revenues	$19,248	$19,364	$116	0.6%
Premium members at June 30	71,375	69,368	(2,007)	2.8%
     The increase in revenues was due to a combination of higher revenue from our Recent Sales product and the favorable impact of recent acquisitions, primarily the recent acquisition of BizQuest, partially offset by a lower premium membership base in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to the impact of the depressed market conditions in the commercial real estate industry.
     We anticipate that revenues may decrease or remain flat in future periods due to the current market conditions in the commercial real estate industry.
     Cost of Revenues

	Three Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Cost of revenues	$2,777	$3,001	$224	8.1%
Percentage of revenues	14.4%	15.5%
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
     The increase in cost of revenues was due primarily to an increase in salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services.
     Sales and Marketing

	Three Months Ended June 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Sales and marketing	$4,237	$4,191	$46	1.1%
Percentage of revenues	22.0%	21.6%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The decrease in sales and marketing expenses was due to lower stock-based compensation, which decreased to $444,000 in the three months ended June 30, 2010 compared to $637,000 in the three months ended June 30, 2009, partially offset by higher sales compensation costs.
     We expect sales and marketing expenses to potentially increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers.
     Technology and Product Development

	Three Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Technology and product development	$2,654	$2,948	$294	11.1%
Percentage of revenues	13.8%	15.2%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $684,000 in the three months ended June 30, 2010 compared to $560,000 in the three months ended June 30, 2009.
     We expect technology and product development expenses to increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services, such as our new Property Research Database product.
     General and Administrative

	Three Months Ended June 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
General and administrative	$6,135	$3,244	$2,891	47.1%
Percentage of revenues	31.9%	16.8%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The decrease in general and administrative expenses was due primarily to an insurance recovery related to past litigation costs of $1,186,000 in the three months ended June 30, 2010 compared to litigation costs of $2,341,000 included in the three months ended June 30, 2009.
     We expect general and administrative expenses to increase in absolute dollar amounts and as a percentage of revenues, because we do not expect to receive a material amount of additional insurance recoveries in future periods.

Amortization of acquired intangible assets

	Three Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Amortization of acquired intangible assets	$299	$481	$182	60.9%
Percentage of revenues	1.6%	2.5%
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
     The increase in amortization of acquired intangible assets was due primarily to two new acquisitions in 2010.
     We expect amortization of acquired intangible assets to potentially increase in absolute dollar amounts and as a percentage of revenues, as we from time to time expect to continue to acquire businesses.
     Interest and other (expense) income, net
     Interest and other (expense) income decreased by $359,000 to $264,000 of expense in the three months ended June 30, 2010, from $95,000 of income in the three months ended June 30, 2009. The decrease was due primarily to higher losses realized from our long-term investments.
     Income Tax Expense
     We recorded a provision for income taxes of $1.9 million for the three month period ended June 30, 2010, based upon a 37.0% effective tax rate for the full year of 2010. The effective tax rate is based upon our estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Six Months Ended June 30, 2009 and 2010
     Revenues

	Six Months Ended June 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Revenues	$39,350	$38,186	$1,164	3.0%
Premium members at June 30	71,375	69,368	2,007	2.8%
     The decrease in revenues was due primarily to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry, partially offset by higher revenue from our Recent Sales product and the favorable impact of recent acquisitions.
     Cost of Revenues

	Six Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Cost of revenues	$5,669	$5,848	$179	3.2%
Percentage of revenues	14.4%	15.3%
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
     The increase in cost of revenues was due primarily to an increase in salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.

     Sales and Marketing

	Six Months Ended June 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Sales and marketing	$8,744	$8,481	$263	3.0%
Percentage of revenues	22.2%	22.2%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The decrease in sales and marketing expenses was due to lower stock-based compensation, which decreased to $929,000 in the six months ended June 30, 2010 compared to $1,236,000 in the six months ended June 30, 2009, partially offset by higher sales compensation costs.
     Technology and Product Development

	Six Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Technology and product development	$5,214	$5,896	$682	13.1%
Percentage of revenues	13.3%	15.4%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $1,367,000 in the six months ended June 30, 2010 compared to $1,046,000 in the six months ended June 30, 2009.
     General and Administrative

	Six Months Ended June 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
General and administrative	$11,270	$7,615	$3,655	32.4%
Percentage of revenues	28.6%	19.9%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The decrease in general and administrative expenses was due primarily to an insurance recovery related to past litigation costs of $1,186,000 included in the six months ended June 30, 2010 compared to litigation costs of $3,524,000 included in the six months ended June 30, 2009.
     Amortization of acquired intangible assets

	Six Months Ended June 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Amortization of acquired intangible assets	$601	$926	$325	54.1%
Percentage of revenues	1.5%	2.4%
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
     The increase in amortization of acquired intangible assets was due primarily to two new acquisitions in 2010.

Interest and other (expense) income, net
     Interest and other (expense) income decreased by $475,000 to $368,000 of expense in the six months ended June 30, 2010, from $107,000 of income in the six months ended June 30, 2009. The decrease was due primarily to higher losses realized from our long-term investments.
     Income Tax Expense
     We recorded a provision for income taxes of $3.3 million for the six month period ended June 30, 2010, based upon a 37.0% effective tax rate for the full year of 2010. The effective tax rate is based upon our estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Six Months Ended
	June 30,
	2009	2010
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$8,605	$8,213
Cash used in investing activities	(1,481)	(13,763)
Cash provided by (used in) financing activities	48,195	(23,010)
     As of June 30, 2010, our cash, cash equivalents and short-term investments totaled $100.5 million, compared to $120.0 million in cash, cash equivalents and short-term investments as of June 30, 2009. The amount includes $48.0 million in aggregate net proceeds received on April 14, 2009 pursuant to our sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $8.6 million and $8.2 million in the six months ended June 30, 2009 and 2010, respectively. The decrease in cash provided by operating activities in the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 was due to the effect of changes in working capital.
Investing Activities
     Cash used in investing activities in the six months ended June 30, 2010 of $13.8 million was attributable to capital expenditures of $0.8 million for the purchase of computer equipment, office equipment and furniture, the purchase of investments of $3.0 million, and $9.9 million for the acquisitions of BizQuest, Reaction Web and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com.
     Cash used in investing activities in the six months ended June 30, 2009 of $1.5 million was attributable to a $0.2 million contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com, the purchase of investments of $0.5 million, and capital expenditures of $0.8 million for the purchase of computer equipment.
Financing Activities
     Cash used in financing activities in the six months ended June 30, 2010 of $23.0 million was primarily attributable to the Company’s stock repurchases in the amount of $23.7 million offset by the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options.
     Cash provided by financing activities in the six months ended June 30, 2009 of $48.2 million was primarily attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors.
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
Risks Related to Our Business
The ongoing uncertainty in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.
     Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to be volatile and subject to uncertainty. Currently, the credit crisis and depressed debt markets continue to affect the investment sales market, contributing to a significant slow down in our industry, which we anticipate will continue during 2010. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:
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
     For example, as of June 30, 2010, approximately 25% of our premium members were based in California and approximately 10% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.
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
     The value of our marketplaces to our customers is dependent on increasing the number of property listings provided by and searches conducted by our members. To grow our marketplaces, we must convince prospective members to use our services. Prospective members may not be familiar with our services and may be accustomed to using traditional methods of listing, searching, marketing and advertising commercial real estate. We cannot assure you that we will be successful in continuing to acquire more members, in continuing to convert free basic members into paying premium members or that our future sales efforts in general will be effective. Further, it is difficult to estimate the total number of active commercial real estate agents, property owners, landlords, buyers and tenants in the United States during any given period. As a result, we do not know the extent to which we have penetrated this market. If we reach the point at which we have attempted to sell our services to a significant majority of commercial real estate transaction participants in the United States, we will need to seek additional products and markets in order to maintain our rate of growth of revenues and profitability.
We rely on our marketing efforts to generate new registered members. If our marketing efforts are ineffective, we could fail to attract new registered members, which could reduce the attractiveness of our marketplace to current and potential customers and lead to a reduction in our revenues.
     We believe that the attractiveness of our services and products to our current and potential customers increases as we attract additional members who provide additional property listings or conduct searches on our marketplace. This is because an increase in the number of our members and the number of listings on our website increases the utility of our website and of its associated search, listing and marketing services. In order to attract new registered members, we rely on our marketing efforts, such as word-of-mouth referrals, direct marketing, online and traditional advertising, sponsoring and attending local industry association events, and attending and exhibiting at industry trade shows and conferences. There is no guarantee that our marketing efforts will be effective. Furthermore, our ability to develop and successfully market our new information products and services may also be important in attracting new registered members. If we are unable to effectively market our existing and new products and services to new customers, or convert existing basic members into premium members, and we are not able to offset any decline in our rate of conversion of basic members to premium members with higher average subscription prices, our revenues and operating results could decline as a result of current premium members failing to renew their premium memberships and potential premium members failing to become premium members.
If we are unable to obtain or retain listings from commercial real estate brokers, agents, and property owners, our marketplace could be less attractive to current or potential customers, which could result in a reduction in our revenues.
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 766,000 as of June 30, 2010. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
We may be unable to compete successfully with our current or future competitors.
     The market to provide listing, searching and marketing services to the commercial real estate industry is highly competitive and fragmented, with limited barriers to entry. Our current or new competitors may adopt certain aspects of our business model, which could reduce our ability to differentiate our services. All of the services which we provide to our customers, including property and business listing, searching, and marketing services and our expansion into information and enabling technology services, are provided separately or in combination to our current or potential customers by other companies that compete with us. These companies, or new market entrants, will continue to compete with us. Listings in the commercial real estate industry are not marketed exclusively through any single channel, and accordingly our competition could aggregate a set of listings similar to ours. Increased competition could result in a reduction in our revenues or our rate of acquisition of new customers, or loss of existing customers or market share, any of which would harm our business, operating results and financial condition.
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
     As part of our initiative to increase our long term value and expand the breadth and depth of services we provide to our customers, we have been increasing the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, and external investments such as acquisitions or investments in other companies. For example, as part of our investment in information services, we recently launched the “Beta” version of our Property Research Database product, which is being provided to our existing Premium Members at no additional cost, and is therefore not currently generating any additional incremental revenue. We also recently made a minority investment in AuctionPoint, an online auction platform for the commercial real brokers. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2010, such investments may not have their intended effect. If we unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.
If we are not able to successfully identify or integrate acquisitions or manage our investments, our management’s attention could be diverted, and efforts to integrate acquisitions could consume significant resources.
     We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., in July, 2008, we acquired LandAndFarm.com, in January 2010, we acquired BizQuest, and in March 2010, we acquired Reaction Web. We have also made minority investments in two private companies, Xceligent and AuctionPoint, and may make additional investments. Mergers and acquisitions and investments are inherently risky, and we cannot assure you that our acquisitions or investments will be successful. The successful execution of any acquisition and investment strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and investments and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions or investment. Failure to manage and successfully integrate acquired businesses or make successful investments could harm our business. Acquisitions and investment involve numerous risks, including the following:
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
     Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Quarterly Report on Form 10-Q:
•	rates of member adoption and retention;

•	changes in our pricing strategy and timing of changes;

•	changes in our marketing or other corporate strategies;

•	our introduction of and investments in new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges;

•	costs related to acquisitions of businesses or technologies; and

•	other factors outside of our control.
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
If we are unable to introduce new or upgraded services, products or enabling technologies that our customers recognize as valuable, we may fail to attract new customers or retain existing customers. Our efforts to develop new and upgraded products and services and technologies could require us to incur significant costs.
     To continue to attract new members to our online marketplace, we may need to continue to introduce new products or services or develop additional enabling technologies. We may choose to develop new products and services independently or choose to license or otherwise integrate content and data from third parties. Developing and delivering these new or upgraded services or products may impose costs and require the attention of our product and technology department and management. This process is costly, and we may experience difficulties in developing and delivering these new or upgraded services or products. In addition, successfully launching and selling a new service or product will require the use of our sales and marketing resources. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing products and services have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded services or products or develop additional enabling technologies, then our customers may choose not to use our products or services.
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
If we are unable to convince commercial real estate brokers and other commercial real estate professionals that our online services and products are superior to traditional methods of listing, searching, and marketing commercial real estate, they could choose not to use our marketplace, which could adversely impact our business.
     Our primary source of new customers is participants in the commercial real estate community. Many commercial real estate professionals are used to listing, searching and marketing real estate in traditional and off-line ways, such as through the distribution of print brochures, sharing of written lists, placing signs on properties, word-of-mouth, and newspaper advertisements. Commercial real estate and investment professionals may prefer to continue to use traditional methods or may be slow to adopt and accept our online products and services. If we are not able to continue to persuade commercial real estate participants of the efficacy of our online products and services, they may choose not to use our online marketplace, which could negatively impact our business.
Our business depends on retaining and attracting capable management and operating personnel.
     Our success depends in large part on our ability to retain and attract high-quality management and operating personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Richard J. Boyle, Jr.; our President and Chief Operating Officer, Thomas Byrne; our Chief Financial Officer and Senior Vice President, Finance and Administration, Brent Stumme; our Chief Strategy Officer and Senior Vice President, Corporate Development, Jason Greenman; and our Chief Technology Officer and Senior Vice President, Information Technology, Wayne Warthen. Our current long term business strategy was developed in large part by our senior-level officers that depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of Mr. Boyle or other key officers or employees or recruit additional talent. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time, and we do not maintain any “key-person” life insurance for any of our personnel.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended June 30, 2010 was as follows (dollars in thousands except per share amounts):

			Total Number of	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total Number	Average	of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (#) (1)	Share ($)	Programs (#)	Programs ($) (1)
April 1 – April 30, 2010	0	N/A	0	$72,075
May 1 – May 31, 2010	528,624	$10.85	528,624	$66,340
June 1 – June 30, 2010	1,460,582	$11.98	1,460,582	$48,845

Total shares	1,989,206	$11.68	1,989,206

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50.0 million. An additional authorized level of $50.0 million was announced on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further purchases under the program. In February 2010, an additional authorized level of $29.6 million was approved, bringing to $75.0 million the total amount of authorized common stock repurchases. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.
Item 6. Exhibits.
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: August 6, 2010	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: August 6, 2010	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)