Form 10-Q
period 2010-09-30
LoopNet, Inc.
filed 2010-11-05
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of October 29, 2010, there were 32,163,816 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	September 30,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,571	$84,029
Short-term investments	3,440	3,511
Accounts receivable, net of allowance of $213 and $213, respectively	1,308	1,805
Prepaid expenses and other current assets	1,638	2,082

Total current assets	131,957	91,427

Property and equipment, net	2,216	2,093
Goodwill	23,368	41,567
Intangibles, net	4,487	9,581
Deferred income taxes, net, non-current	8,059	10,212
Deposits and other non-current assets	4,162	6,999

Total assets	$174,249	$161,879

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$546	$597
Accrued liabilities and other current liabilities	2,181	2,262
Accrued compensation and benefits	2,995	3,370
Deferred revenue	9,025	9,290

Total current liabilities	14,747	15,519

Other long-term liabilities	—	2,563
Commitments and contingencies
Series A convertible preferred stock	48,207	48,461
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,493,526 and 39,806,216 shares issued, respectively; and 34,567,565 and 32,123,955 shares outstanding, respectively	39	40
Additional paid in capital	122,388	129,864
Other comprehensive loss	(418)	(379)
Treasury stock, at cost, 4,925,961 and 7,682,261 shares, respectively	(54,556)	(86,220)
Retained earnings	43,842	52,031

Total stockholders’ equity	111,295	95,336

Total liabilities and stockholders’ equity	$174,249	$161,879

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Revenues	$18,795	$19,779	$58,145	$57,965
Cost of revenue (1)	2,670	3,015	8,339	8,863

Gross margin	16,125	16,764	49,806	49,102

Operating expenses:
Sales and marketing (1)	2,650	4,093	11,394	12,574
Technology and product development (1)	2,833	3,157	8,047	9,053
General and administrative (1)	5,251	4,496	16,521	12,111
Amortization of acquired intangible assets	296	516	897	1,442

Total operating expenses	11,030	12,262	36,859	35,180

Income from operations	5,095	4,502	12,947	13,922
Interest and other (expense) income, net	52	(301)	159	(670)

Income before tax	5,147	4,201	13,106	13,252
Income tax expense	1,342	1,463	4,659	4,809

Net income	3,805	2,738	8,447	8,443
Convertible preferred stock accretion of discount	(85)	(85)	(155)	(254)

Net income applicable to common stockholders	$3,720	$2,653	$8,292	$8,189

Net income per share
Basic	$0.09	$0.07	$0.20	$0.20

Diluted	$0.09	$0.06	$0.19	$0.19

Weighted average shares
Basic	41,915	39,569	41,833	40,947

Diluted	42,919	41,461	42,765	42,577

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$4	$132	$361	$414
Sales and marketing	(755)	409	481	1,338
Technology and product development	699	675	1,745	2,042
General and administrative	1,174	798	2,475	2,435
The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2009	2010
Cash flows from operating activities:
Net income	$8,447	$8,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,922	2,499
Stock-based compensation	5,062	6,229
Tax benefits from exercise of stock options	(288)	(611)
Deferred income tax	(1,202)	(2,154)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(193)	(441)
Prepaid expenses and other current assets	272	630
Accounts payable	612	51
Accrued expenses and other current liabilities	583	235
Accrued compensation and benefits	35	375
Deferred revenue	(566)	115

Net cash provided by operating activities	14,684	15,371

Cash flows from investing activities:
Purchase of property and equipment	(1,352)	(934)
Purchase of investments	(750)	(3,485)
Acquisitions, net of acquired cash	(312)	(22,077)

Net cash used in investing activities	(2,414)	(26,496)

Cash flows from financing activities:
Net proceeds from exercise of stock options	240	873
Net proceeds from sale of preferred stock	47,967	—
Tax withholdings related to net share settlements of restricted stock units	(50)	(237)
Repurchase of common stock	—	(31,664)
Tax benefits from exercise of stock options	288	611

Net cash (used in) provided by financing activities	48,445	(30,417)

Net (decrease) increase in cash and cash equivalents	60,715	(41,542)

Cash and cash equivalents at beginning of period	61,325	125,571

Cash and cash equivalents at end of period	$122,040	$84,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Background and Basis of Presentation
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of September 30, 2010, the statements of income for the three and nine months ended September 30, 2009 and 2010 and the statements of cash flows for the nine months ended September 30, 2009 and 2010 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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

Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(unaudited)
Weighted average common shares outstanding	34,475	32,129	34,393	33,507
Convertible preferred stock	7,440	7,440	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	41,915	39,569	41,833	40,947
Add dilutive common equivalents:
Stock options	942	1,391	898	1,243
Restricted stock units	62	501	34	387

Shares used to compute diluted net income applicable to common shareholders	42,919	41,461	42,765	42,577

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(unaudited)
Stock options	4,898	3,496	4,741	3,882
Restricted stock units	113	34	114	41
     The following table sets forth the computation of basic and diluted EPS (in thousands, except in per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$3,805	$2,738	$8,447	$8,443
Convertible preferred stock accretion of discount	(85)	(85)	(155)	(254)

Net income applicable to common shareholders	$3,720	$2,653	$8,292	$8,189

Shares used to compute basic net income applicable to common shareholders	41,915	39,569	41,833	40,947

Basic net income per share applicable to common shareholders	$0.09	$0.07	$0.20	$0.20

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$3,805	$2,738	$8,447	$8,443
Convertible preferred stock accretion of discount	(85)	(85)	(155)	(254)

Net income applicable to common shareholders	$3,720	$2,653	$8,292	$8,189

Shares used to compute diluted net income applicable to common shareholders	42,919	41,461	42,765	42,577

Dilutive net income per share applicable to common shareholders	$0.09	$0.06	$0.19	$0.19

Note 3 — Acquisitions
     The Company acquired three entities during the nine month period ended September 30, 2010, for total cash consideration of $22.1 million, plus potential earn-out payments of $4.3 million that are contingent upon achievement of certain performance targets. The acquisitions were accounted for as a business combination consistent with the authoritative guidance regarding business combinations (see Note 4). The results of operations of the three entities have been included in the Company’s condensed consolidated statements of income for the period subsequent to their respective acquisition dates. The entities results of operations for the periods prior to the acquisitions were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.
Note 4 — Goodwill and Intangible Assets, net
     The changes in the carrying amount of goodwill for the nine month period ended September 30, 2010 is as follows (in thousands):

Balance as of December 31, 2009	$23,368
Goodwill acquired	18,011
Goodwill adjustment	188

Balance as of September 30, 2010 (unaudited)	$41,567

     The goodwill adjustment was due to the contingent payment earned upon achievement of certain performance targets by LandAndFarm.com, Inc.
     The changes in the intangible assets, net for the nine month period ended September 30, 2010 consisted of the following (in thousands):

Balance as of December 31, 2009	$4,487
Intangible assets acquired:
Customer relationships	1,852
Domain name	2,521
Developed technology	2,068
Non-competition agreements	95

11,023

Less amortization:
Customer relationships	(396)
Domain name	(113)
Developed technology	(911)
Non-competition agreements	(22)

Balance as of September 30, 2010 (unaudited)	$9,581

     For the acquisitions completed during the nine months ended September 30, 2010, the intangible assets related to customer relationships, developed technology and non-competition agreements are being amortized on a straight-line basis and have a weighted-average useful life of 3.4 years, 2.0 years and 2.9 years, respectively from the date of acquisition. Also included in the intangible assets are trade names which have an indefinite life.
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
     The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three and nine month periods ended September 30, 2010, the Company recorded accretion on the issuance costs of $85,000 and $254,000.

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
     In connection with this guidance, the Company reviewed and updated, among other things, its forfeiture rate, expected term and volatility assumptions. The weighted average expected lives of the options for the three and nine month periods ended September 30, 2010 reflects the application of the simplified method. The simplified method defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Estimated volatility for the three and nine month periods ended September 30, 2010 also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(unaudited)
Risk-free interest rate	2.47%	1.55%	2.15%	2.07%
Expected volatility	51%	47%	49%	47%
Expected life	4.6 years	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended September 30, 2009 and 2010 was $3.62 and $4.54, respectively, and during the nine month periods ended September 30, 2009 and 2010 was $3.01 and $4.31, respectively, using the Black-Scholes method.
     The Company periodically evaluates its forfeiture estimates and updates the estimates it uses in the determination of its stock-based compensation expense. During the third quarter of 2009, the Company updated the estimated forfeitures it used in the determination of its stock-based compensation expense; this change was a result of an assessment that included an analysis of the actual number of equity awards that had been forfeited to date compared to prior estimates and an evaluation of future estimated forfeitures. The Company recorded a cumulative benefit from the change in estimate which decreased stock-based compensation expense by $736,000, increased net income by $544,000, and increased basic and diluted net income applicable to common shareholders by $0.01 per share.
     The stock-based compensation benefit during the third quarter of 2009 was allocated as follows (in thousands):

Cost of revenue	$(132)
Sales and marketing	(1,177)
Technology and product development	135
General and administrative	438

Total	$(736)

     The total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
		(unaudited)
Cost of revenue	$4	$132	$361	$414
Sales and marketing	(755)	409	481	1,338
Technology and product development	699	675	1,745	2,042
General and administrative	1,174	798	2,475	2,435

Total	$1,122	$2,014	$5,062	$6,229

Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2009	6,452,625	$9.24	5.26	3,331,025	$9.11	4.84
Granted	2,843,000	$10.34
Exercised	(225,789)	$3.87
Cancelled	(124,540)	$11.12

Outstanding at September 30, 2010 (unaudited)	8,945,296	$9.70	5.12	4,271,850	$9.60	4.34

     Included in the options granted during the nine month period ended September 30, 2010 are 1,440,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.
     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
		Weighted	Weighted Average
		Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2009	391,250	$8.79	1.49
Granted	1,122,500	$10.29
Vested	(110,000)	$9.09
Cancelled	—	$—

Outstanding at September 30, 2010 (unaudited)	1,403,750	$9.97	3.99

     Included in the restricted stock units granted during the nine month period ended September 30, 2010 are 690,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.
Note 7 — Income Taxes
     The Company recorded a provision for income taxes of $4.8 million for the nine month period ended September 30, 2010, based upon a 36.3% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 8 — Stock Repurchases
     On January 31, 2008, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of Common Stock. The Board subsequently authorized the repurchase of up to an additional $50.0 million of the Company’s common stock on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further repurchases under the program. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of Common Stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases.

     The repurchased shares are recorded as treasury stock and are accounted for under the cost method. As of September 30, 2010, the Company repurchased approximately 2,756,000 shares at an average price of $11.49 per share and therefore $43.3 million remained available for further purchases under the program.
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
Overview
     We are a leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 1,720,000 per month during the third quarter of 2010 as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics in order to find a buyer or tenant. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 70% of our revenues in the most recent quarter; however, we are continuing to expand and develop our business beyond our core market place services.
Key Operating Metrics and Trends
     We believe that the key metrics that are material to an analysis of our business are:
•	the number of our registered members,

•	the number of monthly unique visitors to our marketplace,

•	the number of our premium members,

•	the average monthly subscription price paid by our premium members,

•	the cancellation rate of our premium members,

•	the number of listings on our marketplace,

•	the number of property profiles viewed by visitors to LoopNet,

•	the number of unique paying subscribers to our other commercial real estate subscription products and services, and

•	the average monthly subscription price paid by our unique subscribers to our commercial real estate subscription products and services.
     Our registered members have grown from approximately 3.2 million as of December 31, 2008, to over 3.9 million as of December 31, 2009, and to over 4.4 million as of September 30, 2010. The number of monthly unique visitors to our marketplace averaged 1,720,000 in the third quarter of 2010. Our premium members were approximately 77,000 as of December 31, 2008, approximately 68,000 as of December 31, 2009 and approximately 69,000 as of September 30, 2010. The average monthly subscription price paid by our premium members has increased from $65.64 in the fourth quarter of 2008, to $66.01 in the fourth quarter of 2009, and to $66.92 in the third quarter of 2010. Our average monthly cancellation rate in the third quarter of 2010 fell within the 4.5% to 6.5% range we began seeing since the fourth quarter of 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 75% of our revenue in 2008 and in 2009, and 70% of our revenue in the third quarter of 2010. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 779,000 as of September 30, 2010. The number of property profiles that were viewed by visitors of LoopNet increased from 44.1 million in the third quarter of 2009 to 64.2 million in the third quarter of 2010. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership,

Recent Sales, Professional Profile, LandandFarm, LandsofAmerica and Property Research Database) as of the end of the third quarter of 2010 was 88,505, a 6.5% increase compared to the end of the second quarter of 2010. The average monthly revenue per unique paying subscriber during the third quarter of 2010 was $57.30, a 4.1% decline compared to the second quarter of 2010. The increase in unique paying subscribers and the decline in the average monthly revenue per unique subscriber is primarily related to the addition of the LandsofAmerica subscribers, which have a lower average monthly price and were included following the completion of the acquisition on September 1, 2010.
     The commercial real estate (“CRE”) industry has experienced and continues to experience challenging times, although certain segments of our industry has shown signs of stabilizing in the first nine months of 2010. Industry-wide improvement, however, has been uneven, with most segments of the industry, particularly those involving smaller property transactions, remaining extremely weak as compared to normalized historical standards. We believe that we may be able to capitalize on the CRE industry’s shifting dynamics in 2011 and beyond and we are currently focused on initiatives to increase our long term value and expand the breadth and depth of the products and services we provide to our customers. To this end, we have been increasing the rate of investment in our business to extend our leadership position and maximize our opportunities through execution of our strategy and business plan, ongoing investments in our existing business, investments in new organic initiatives, consideration of further acquisition opportunities and through capital structure changes such as stock buy-backs.
     While we continued investing in our business throughout 2008 and 2009, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we have been seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we expect to continue to accelerate our investment plans to capitalize on the potential longer-term opportunities. Therefore, we intend to invest several million dollars each year over the next few years on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful longer-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, develop organically new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.
     We also intend to continue investing in our recently launched Property Research Database product, which uses a hybrid approach that combines user-generated marketplace data with a variety of other sources and development methods. We believe there are significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices well below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. We have been gathering and responding to customer feedback and continue to refine the Property Research Database product. We recently began charging new customers an incremental fee to access the service, although we have not yet finalized our monetization plans for the product.
     RecentSales, which is an example of a multi-million-dollar revenue stream that we developed and funded internally, is another area of planned investment in the remainder of 2010 and through 2011. As transaction volumes likely accelerate over the next few years, we intend to continue to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers. We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and now BizQuest, Reaction Web and LandsofAmerica which we acquired in 2010.
     These planned investments, which extend throughout the organization to include product development, data aggregation and information services, sales & marketing, and possible M&A related efforts, among others, is being made in advance of the full market recovery to better position our business for the gradual increase in activity that we believe could occur in 2011. This investment strategy is focused on accelerating our revenue growth and marketshare gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com, LandAndFarm.com and LandsofAmerica;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

     We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:
•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of our RecentSales and Property Research Database services and other new products and services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.92 per month during the third quarter of 2010. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates. We also license our LoopLink product to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee. For our BizBuySell and BizQuest products, we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. For RecentSales product, we charge a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several quarters transaction activity in the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	14.2	15.2	14.3	15.3

Gross margin	85.8	84.8	85.7	84.7

Operating expenses
Sales and marketing	14.1	20.7	19.6	21.7
Technology and product development	15.1	16.0	13.8	15.6
General and administrative	27.9	22.7	28.4	20.9
Amortization of acquired intangible assets	1.6	2.6	1.5	2.5

Total operating expenses	58.7	62.0	63.4	60.7

Income from operations	27.1	22.8	22.3	24.0
Interest and other (expense) income, net	0.3	(1.5)	0.3	(1.2)

Income before tax	27.4	21.2	22.5	22.9
Income tax expense	7.1	7.4	8.0	8.3

Net income	20.2	13.8	14.5	14.6
Convertible preferred stock accretion of discount	(0.5)	(0.4)	(0.3)	(0.4)

Net income applicable to common stockholders	19.8%	13.4%	14.3%	14.1%

Comparison of Three Months Ended September 30, 2009 and 2010
     Revenues

	Three Months Ended September 30,
				Percent
	2009	2010	Increase/(Decrease)	Change
	(dollars in thousands)
Revenues	$18,795	$19,779	$984	5.2%
Premium members at September 30	69,809	69,363	(446)	0.6%
     The increase in revenues was due to a combination of higher revenue from our Recent Sales product and the favorable impact of recent acquisitions, partially offset by a lower premium membership base in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to the impact of the depressed market conditions in the commercial real estate industry.
     We currently anticipate that revenues will remain flat or grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.
     Cost of Revenues

	Three Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Cost of revenues	$2,670	$3,015	$345	12.9%
Percentage of revenues	14.2%	15.2%
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
     The increase in cost of revenues was due primarily to an increase in salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity. Also contributing to the increase was higher stock-based compensation, which increased to $132,000 in the three months ended September 30, 2010 compared to $4,000 in the three months ended September 30, 2009.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services.
     Sales and Marketing

	Three Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Sales and marketing	$2,650	$4,093	$1,443	54.5%
Percentage of revenues	14.1%	20.7%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due to higher stock-based compensation, which increased to $409,000 in the three months ended September 30, 2010 compared to a benefit of $755,000 in the three months ended September 30, 2009 and higher sales compensation costs.
     We expect sales and marketing expenses to potentially increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers and market new products and services.
     Technology and Product Development

	Three Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Technology and product development	$2,833	$3,157	$324	11.4%
Percentage of revenues	15.1%	16.0%
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
     General and Administrative

	Three Months Ended September 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
General and administrative	$5,251	$4,496	$755	14.4%
Percentage of revenues	27.9%	22.7%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The decrease in general and administrative expenses was due primarily to the decrease in litigation costs. Also contributing to the decrease was lower stock-based compensation, which decreased to $798,000 in the three months ended September 30, 2010 compared to $1,174,000 in the three months ended September 30, 2009.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build-out our organization to accommodate future growth.

Amortization of acquired intangible assets

	Three Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Amortization of acquired intangible assets	$296	$516	$220	74.3%
Percentage of revenues	1.6%	2.6%
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
     The increase in amortization of acquired intangible assets was due primarily to three new acquisitions in 2010.
     We expect amortization of acquired intangible assets to potentially increase in absolute dollar amounts and as a percentage of revenues, as we from time to time expect to continue to acquire businesses.
     Interest and other (expense) income, net
     Interest and other (expense) income decreased by $353,000 to $301,000 of expense in the three months ended September 30, 2010, from $52,000 of income in the three months ended September 30, 2009. The decrease was due primarily to higher losses realized from our long-term investments.
     Income Tax Expense
     We recorded a provision for income taxes of $1.5 million for the three month period ended September 30, 2010, based upon a 36.3% effective tax rate for the full year of 2010. The effective tax rate is based upon our estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, our provision for income taxes will change as well.
Comparison of Nine Months Ended September 30, 2009 and 2010
     Revenues

	Nine Months Ended September 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
Revenues	$58,145	$57,965	$180	0.3%
Premium members at June 30	69,809	69,363	446	0.6%
     The decrease in revenues was due primarily to a lower premium membership base due to the impact of the depressed market conditions in the commercial real estate industry, partially offset by higher revenue from our Recent Sales product and the favorable impact of recent acquisitions.
     Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Cost of revenues	$8,339	$8,863	$524	6.3%
Percentage of revenues	14.3%	15.3%
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

     Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Sales and marketing	$11,394	$12,574	$1,180	10.4%
Percentage of revenues	19.6%	21.7%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due to higher stock-based compensation, which increased to $1,338,000 in the nine months ended September 30, 2010 compared to $481,000 in the nine months ended September 30, 2009, and higher sales compensation costs.
     Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Technology and product development	$8,047	$9,053	$1,006	12.5%
Percentage of revenues	13.8%	15.6%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $2,042,000 in the nine months ended September 30, 2010 compared to $1,745,000 in the nine months ended September 30, 2009.
     General and Administrative

	Nine Months Ended September 30,
				Percent
	2009	2010	Decrease	Change
		(dollars in thousands)
General and administrative	$16,521	$12,111	$4,410	26.7%
Percentage of revenues	28.4%	20.9%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The decrease in general and administrative expenses was due primarily to an insurance recovery related to past litigation costs of $1,186,000 included in the nine months ended September 30, 2010 compared to litigation costs of $4,750,000 included in the nine months ended September 30, 2009.
     Amortization of acquired intangible assets

	Nine Months Ended September 30,
				Percent
	2009	2010	Increase	Change
		(dollars in thousands)
Amortization of acquired intangible assets	$897	$1,442	$545	60.8%
Percentage of revenues	1.5%	2.5%
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
     The increase in amortization of acquired intangible assets was due primarily to three new acquisitions in 2010.
     Interest and other (expense) income, net
     Interest and other (expense) income decreased by $829,000 to $670,000 of expense in the nine months ended September 30, 2010, from $159,000 of income in the nine months ended September 30, 2009. The decrease was due primarily to higher losses realized from our long-term investments.

     Income Tax Expense
     We recorded a provision for income taxes of $4.8 million for the nine month period ended September 30, 2010, based upon a 36.3% effective tax rate for the full year of 2010. The effective tax rate is based upon our estimated fiscal 2010 income before the provision for income taxes. To the extent the estimate of fiscal 2010 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows:

	Nine Months Ended
	September 30,
	2009	2010
	(unaudited)
	(in thousands)
Cash flow data:
Cash provided by operating activities	$14,684	$15,371
Cash used in investing activities	(2,414)	(26,496)
Cash provided by (used in) financing activities	48,445	(30,417)
     As of September 30, 2010, our cash, cash equivalents and short-term investments totaled $87.5 million, compared to $125.5 million in cash, cash equivalents and short-term investments as of September 30, 2009. The amount includes $48.0 million in aggregate net proceeds received on April 14, 2009 pursuant to our sale of Series A convertible preferred stock to certain accredited investors.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $14.7 million and $15.4 million in the nine months ended September 30, 2009 and 2010, respectively.
Investing Activities
     Cash used in investing activities in the nine months ended September 30, 2010 of $26.5 million was attributable to capital expenditures of $0.9 million for the purchase of computer equipment, office equipment and furniture, the purchase of investments of $3.5 million, and $22.1 million for the acquisitions of BizQuest, Reaction Web, LandsofAmerica and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com.
     Cash used in investing activities in the nine months ended September 30, 2009 of $2.4 million was attributable to capital expenditures of $1.3 million for the purchase of computer equipment, the purchase of investments of $0.8 million, and a $0.3 million contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.com.
Financing Activities
     Cash used in financing activities in the nine months ended September 30, 2010 of $30.4 million was primarily attributable to the Company’s stock repurchases in the amount of $31.7 million offset by the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options.
     Cash provided by financing activities in the nine months ended September 30, 2009 of $48.4 million was primarily attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors.
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
     Due to the factors set forth below and elsewhere in this report and in other documents we filed with the SEC, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
The ongoing uncertainty in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.
     Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to be volatile and subject to uncertainty. Currently, the credit crisis and depressed debt markets continue to affect the investment sales market, contributing to a significant slow down in our industry, which we anticipate will continue through 2010. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:
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
     For example, as of September 30, 2010, approximately 26% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Additionally, negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. In addition, the occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandAndFarm and LandsofAmerica marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has grown from approximately 652,000 as of December 31, 2008, to approximately 732,000 as of December 31, 2009, to approximately 779,000 as of September 30, 2010. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     As part of our initiative to increase our long term value and expand the breadth and depth of services we provide to our customers, we have increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, and external investments such as acquisitions and investments in other companies, and expect to continue to do

so. For example, as part of our investment in information services, we recently launched the Property Research Database product. We also recently acquired LandsofAmerica. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2010 and beyond, such investments may not have their intended effect. If we unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.
If we are not able to successfully identify or integrate acquisitions or manage our investments, our management’s attention could be diverted, and efforts to integrate acquisitions could consume significant resources.
     We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, in October, 2004, we acquired BizBuySell, an online marketplace for operating businesses for sale, in August, 2007, we acquired Cityfeet.com Inc., in April, 2008, we acquired REApplications, Inc., in July, 2008, we acquired LandAndFarm.com, in January 2010, we acquired BizQuest, in March 2010, we acquired Reaction Web and in September 2010, we acquired LandsofAmerica. We have also made minority investments in two private companies, Xceligent and AuctionPoint, and may make additional investments. Mergers and acquisitions and investments are inherently risky, and we cannot assure you that our acquisitions or investments will be successful. The successful execution of any acquisition and investment strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and investments and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions or investment. Failure to manage and successfully integrate acquired businesses or make successful investments could harm our business. Acquisitions and investment involve numerous risks, including the following:
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
     We provide information on our website, including commercial real estate listings and broker listings that are submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website contains errors or omissions and third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties or do not have the qualifications or licenses they disclose. For example, in 1999, CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. In June 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our RecentSales product. All current litigation with CoStar was settled in December 2009. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.
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
     Our primary source of new customers is participants in the commercial real estate community. Many commercial real estate professionals are use to listing, searching and marketing real estate in traditional and off-line ways, such as through the distribution of print brochures, sharing of written lists, placing signs on properties, word-of-mouth, and newspaper advertisements. Commercial real estate and investment professionals may prefer to continue to use traditional methods or may be slow to adopt and accept our online products and services. If we are not able to continue to persuade commercial real estate participants of the efficacy of our online products and services, they may choose not to use our online marketplace, which could negatively impact our business.
Our business depends on retaining and attracting capable management and operating personnel.
     Our success depends in large part on our ability to retain and attract high-quality management and operating personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Richard J. Boyle, Jr.; our President and Chief Operating Officer, Thomas Byrne; our Chief Financial Officer and Senior Vice President, Finance and Administration, Brent Stumme; our Chief Strategy Officer and Senior Vice President, Corporate Development, Jason Greenman; our Chief Technology Officer and Senior Vice President, Information Technology, Wayne Warthen; our Senior Vice President, Sales and Service, Bryan Smith; our Senior Vice President and Group General Manager, Michael Handlesman; and our Senior Vice President, Product and Business Development, Frederick Saint. Our current long term business strategy was developed in large part by our senior-level officers that depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of Mr. Boyle or other key officers or employees or recruit additional talent. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time, and we do not maintain any “key-person” life insurance for any of our personnel.
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
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 37% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended September 30, 2010 was as follows (dollars in thousands except per share amounts):

			Total Number of Shares	Approximate Dollar
			Purchased as Part	Value of Shares that
	Total Number	Average	of Publicly	May Yet Be Purchased
	of Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased (#) (1)	Share ($)	Programs (#)	Programs ($) (1)
July 1 — July 31, 2010	408,969	$12.10	408,969	$43,895
August 1 — August 31, 2010	56,300	$9.93	56,300	$43,336
September 1 — September 30, 2010	—	$—	—	$43,336

Total shares	465,269	$11.84	465,269

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50.0 million. An additional authorized level of $50.0 million was announced on July 30, 2008. As of December 31, 2009, $45.4 million remained available for further purchases under the program. In February 2010, an additional authorized level of $29.6 million was approved, bringing to $75.0 million the total amount of authorized common stock repurchases, of which $43.3 million remained available as of September 30, 2010. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.
Item 6. Exhibits.
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: November 5, 2010	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr. Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: November 5, 2010	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)