Form 10-K
period 2010-12-31
LoopNet, Inc.
filed 2011-03-03
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $240,206,081 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by certain other persons that may be deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 32,413,605 shares of the registrant’s common stock issued and outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2011 Annual Meeting of Stockholders.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis” includes forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

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

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. You should read this report and the documents we reference in this report with the understanding that our actual future results, financial performance and events and circumstances may be materially different from what we expect. Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report and you should not expect us to.

“LoopNet,” “BizBuySell,” “LoopLink,” “Cityfeet,” “LandAndFarm,” “Reaction Web,” “BizQuest” and “LandsofAmerica” are our registered trademarks in the United States. We also use the marks “RecentSales” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1.	Business.

LoopNet, Inc. (“we,” the “Company” or “LoopNet”) was incorporated under the laws of the state of California on June 2, 1997, and was reincorporated as a Delaware corporation in May, 2006.

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 1.5 million during 2010, compared with approximately 985,000 during 2009, and approximately 900,000 during 2008, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2010, the LoopNet online marketplace contained 788,330 listings.

To access significant portions of the LoopNet online marketplace, users must become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accept our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet marketplace, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to search LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. As of December 31, 2010, we had more than 4.6 million registered members, of which 68,608 were premium members.

We believe that our information services help our commercial real estate customers make better business decisions in less time, by providing more transparency into the trends and details of specific regions, property types, properties, and transactions. For example, RecentSales allows our customers to access historical sale transaction information on more than one million commercial properties nationwide. In addition, Property Research Database, a new product introduced in 2010, aggregates data from the LoopNet marketplace, LoopNet research, leading independent data providers, public records, and LoopNet members, to deliver valuable data on more than 7.5 million properties in the United States. Key property-specific information present in Property Research Database may include owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; property details and photos; and, asking price and asking rent trends, among others.

Other meaningful sources of our revenue include BizBuySell and BizQuest, online marketplaces for operating businesses for sale; LoopLink, a property marketing search engine that more than 1,000 commercial real estate organizations have embedded in their Web sites; the REApplications product suite, which offers automated software for managing market research including property inventory, listings and comparables, commission management, customer relationship management (CRM), project tracking and transaction management; and, the sale of advertising and sponsorships on our Web site to parties who are seeking to market products or services to the LoopNet registered member base.

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

The traditional processes for marketing commercial real estate are inefficient. Traditionally, agents working on behalf of commercial real estate sellers and landlords market their property listings through methods such as word of mouth in the brokerage community, signage placed directly on buildings for sale or with space for lease, availability lists that are printed and shared among brokerage firms, advertisements placed in print media including newspapers and other publications, direct mail campaigns and emails sent to private distribution lists.

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

Traditional methods of gathering commercial real estate information have also been inefficient. The industry’s size, fragmentation, and structure have made the collection, sharing, and dissemination of information inconsistent and difficult. As a result, industry participants often spend considerable amounts of time and money gathering, organizing, and analyzing data on commercial real estate transactions and properties. In addition, many of these efforts are ultimately duplicative with those being undertaken by other industry participants.

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

The key attributes of our business model include:

Scale in our commercial real estate online marketplace.  We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As of December 31, 2010, the LoopNet marketplace had approximately 4.6 million registered members; 68,608 premium members; and, was visited by approximately 1.5 million unique visitors per month, on average, during 2010, as reported by comScore Media Metrix. In aggregate, our commercial real estate marketplace contained 788,330 listings of available for sale and for lease properties, as of December 31, 2010, and, during the year ended December 31, 2010, visitors to this marketplace viewed property profiles on our website approximately 227 million times. We believe this critical mass of commercial real estate industry participants and properties listed for-sale or for-lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplaces.

Expansive member-generated content offering.  The majority of our for-sale and for-lease property listings are submitted by our members through our website, using our online tools. We enable members to provide detailed content on a property listing including description, financial and tenant information, photographs and key property characteristics. We automatically compile this content into an interactive property profile that is available to our members when they search for properties on our website. We believe that the content provided in our property profiles is more comprehensive, up-to-date and useful than the information provided in traditional commercial real estate property listings, such as newspaper and magazine ads or property signs. In addition, we believe that using member-generated property listings has allowed us to grow our online marketplace more efficiently and cost-effectively than if we had compiled the listings on our own.

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

We also provide our customers with single-source access to business-critical information, through our RecentSales and Property Research Database offerings. RecentSales provides our customers with access to historical sale transaction information on more than one million commercial properties nationwide, while our recently launched Property Research Database, delivers valuable data on more than 7.5 million properties in the United States, including such things as owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; and, property details and photos. We also provide asking price and asking rent trends by region and property-type. We believe these information services complement the commercial real estate marketplace that we operate, by helping our customers make better-informed, more rapid decisions about specific commercial real estate properties, transactions, and business strategies.

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

Benefits to Property Searchers

Access to a large number of detailed and up-to-date property listings.  Our online commercial real estate marketplace contained 788,330 property listings as of December 31, 2010, primarily from the United States. The listings in our marketplaces include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. Moreover, our marketplaces allow our members to update their listings and provide significantly more information on a real-time basis. We believe that commercial real estate agents, brokers, buyers, and tenants benefit from the easy, anytime access we provide to an expansive, detailed selection of up-to-date property listings.

Single-source access to business-critical information.  Our online commercial real estate marketplace and information services offer our customers easy, anytime access to substantial volumes of content on commercial real estate properties throughout the United States. Through our marketplace, our customers gain access to a large selection of properties currently available for-sale and for-lease. Through our information services, our customers may gain access to historical sale transaction information; owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; property details and photos; and, asking price and asking rent trends by region and property-type. We believe our data sets are more comprehensive, up-to-date, and useful than independently collected commercial property and transaction data, facilitating better-informed, more rapid decisions.

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

Increasing the number of marketplace users.  We believe that growing our base of registered members and premium members increases the value of our online marketplace to the sources of both supply and demand for the commercial real estate market. More property listings attract more individuals searching for properties, which in turn attracts more individuals seeking to list properties, making LoopNet’s marketplace more valuable for all of our members. We intend to continue growing our user base through focused marketing efforts; word-of-mouth referrals; and, online and traditional marketing and direct marketing campaigns. In addition, we plan to promote increased usage of our online marketplace by facilitating more property listings and searches by existing members. As part of our efforts to increase our base of registered members, we offer free basic membership with limited functionality.

Increasing revenue from premium members.  We derive revenues primarily from premium memberships, so it is critical to our future growth that we convert basic members into premium members and grow our revenue per premium member. We intend to grow our premium member base by increasing the number of basic members and then highlighting to them the value and benefits of premium membership. We also intend to grow our revenue per premium member by continuing to increase the value of the services we provide to our premium members, and to increase the number of services we deliver to each customer and through offering complementary products and services as described below. We promote the premium offering to our basic members throughout our website, including at initial registration and when they list and search for properties. We also plan on continuing to engage in targeted direct marketing to convert basic members into premium members.

Offering complementary products and services.  We intend to expand our solution set, and increase the number of products and services used by existing customers through the introduction of complementary products and services that target participants in the commercial real estate industry. As was the case when we brought to market RecentSales in 2006 and Property Research Database in 2010, among other services, these new offerings could help commercial real estate transaction participants improve their analysis, decision and marketing processes. We believe new products and services may help LoopNet meet an increasing number of business needs for an increasing number of commercial real estate industry participants.

Enhancing the functionality of our current offerings.  We intend to continue investing in the marketplace and information services offerings we currently provide to our customers. For example, in 2010, we launched applications that extend our marketplace and information services offerings to multiple mobile platforms, including iPhone, iPod touch, iPad, Android, and Blackberry, among others. We also made numerous enhancements to RecentSales, including faster and easier-to-use search infrastructure, as well as expanded and enhanced information content. And in December 2010, we announced the beta release of Enterprise Deal Tools, a suite of deal management products, and in February 2011, we released version 2.0 of our Property Research Database with enhanced features such as advanced parametric search, robust reporting capabilities and additional depth and breadth to our data set. We intend to continue to enhance our product offerings to grow our base of premium members; to offer additional complimentary products and services to those members; to increase the value of our online marketplaces to our members; to increase our base of information service subscribers; and, to increase the value of the information services that we deliver.

Expanding into new markets.  We also believe that there are opportunities to expand into new markets. We expanded into the operating business-for-sale market through our acquisition of BizBuySell, an online marketplace for operating-businesses-for-sale, in October 2004 and completed the acquisition of BizQuest in January 2010 to further our growth and consolidation of the business-for-sale industry. During 2010, we also extended our reach into the land-for-sale category through the acquisition of LandsofAmerica.com, after having acquired LandAndFarm.com in 2008. We intend to identify and pursue appropriate opportunities in other markets that are related to the commercial real estate industry, where we can apply our expertise in developing online marketplaces. We may also pursue similar opportunities outside the United States. We intend to continue to increase our rate of internal and external investments, including through acquisition opportunities, to extend our leadership position and capitalize on the commercial real estate industry’s shifting dynamics.

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

Our customers access the LoopNet, LandsofAmerica, LandAndFarm, BizBuySell and BizQuest online marketplaces through the following product and service offerings:

Basic and premium membership.  We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $66.59 per month during 2010. The minimum term of a premium membership subscription is one month.

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

	Basic	Premium
	Membership	Membership

Listing Benefits
Detailed Property Listings	✓	✓
MyLoopNet — Listing Management Center	✓	✓
Enhanced Listing Exposure		✓
ProspectList — Lead Generation		✓
Marketing Exposure Statistics		✓
Controlled Access Marketing		✓

	Basic	Premium
	Membership	Membership

Searching Benefits
Listings Search Engine	✓	✓
MyLoopNet — Searching Management Center	✓	✓
Enhanced Listings Access		✓
PropertyAlert — Email Alerts of New Listings	Weekly	Daily
Reporting and Map-Based Presentations		✓
MapSearch	✓	✓

•	Property listing. Our property listing service allows customers to quickly and easily submit listings on properties available for sale or for lease, enabling them to reach a large audience of commercial real estate transaction participants. All listings submitted to the LoopNet online marketplace are processed through a listing quality assessment mechanism. Members can submit an unlimited number of listings and include detailed property listing information, including building description, financial and tenant information, photographs and key property characteristics. Our service automatically compiles this information into a professional-quality online brochure.

•	MyLoopNet-Listing Management Center. Members can use MyLoopNet to manage various features of their LoopNet membership, including managing their listings and tracking the exposure their property profiles have received.

•	Enhanced Listing Exposure. Property listings submitted by basic members can only be viewed by premium members. Property listings submitted by premium members are available for viewing by all registered members and have premium placement on search results.

•	ProspectList. Premium members have exclusive access to ProspectList, a reverse lookup search function that enables property listers to market listings to specific agents, buyers and tenants who have posted their property purchase or lease criteria on LoopNet and requested that they be contacted with property listings that match those criteria.

•	Marketing Exposure Statistics. Premium members have access in MyLoopNet to various statistics on the number of exposures being generated for their listings on LoopNet.

•	Controlled Access Marketing. Premium members can use Controlled Access Marketing to password-protect their listings. For example, a premium member might choose to limit access to a property listing such that searchers can only access the listing details after agreeing to a confidentiality agreement with the listing agent.

•	Property searching. We developed our property search engine specifically for the commercial real estate market. Members use our proprietary search engine to identify properties available for sale or for lease on our online marketplace that meet their criteria. Members can search for properties based on a broad scope of commercial real estate specifications, including property type and sub-type, location, building and lot size, and price range. Members can also search using map-based geographic searching combined with various property listing attributes, including a keyword search capability.

•	MyLoopNet — Searching Management Center. Members can use MyLoopNet to manage various features of their LoopNet membership, including saving links to multiple property profiles and detailed search parameters for future use. Members can also use MyLoopNet to specify the criteria for PropertyAlert emails.

•	Enhanced Listings Access. Basic members are able to view summary details of their search results but can only view property profiles submitted by premium members. Premium members have full access to all property listings and profiles.

•	PropertyAlert. Members can use PropertyAlert to receive email alerts with new property listings that meet their selection criteria. Premium members receive email alerts daily, while basic members receive email alerts weekly.

•	Reporting and Map-Based Presentations. Premium members can automatically generate professional-quality reports and maps of properties they have selected to use for presentations to clients and interested parties.

•	MapSearch. Members have access to MapSearch, an interactive and dynamic aerial and satellite image map interface for property searches.

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

Property Research Database.  Property Research Database aggregates data from the LoopNet marketplace, LoopNet research, leading independent data providers, public records, and LoopNet members, to deliver valuable data on more than 7.5 million properties in the United States. Key property-specific information present in Property Research Database may include owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; property details and photos; and, asking price and asking rent trends, among others. Property Research Database is currently available for a monthly subscription to our premium membership subscribers and will soon be available to our customers separately.

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

Land-for-Sale.  LandsofAmerica and LandAndFarm are online marketplaces for rural land for sale. Sellers pay a fee to list their land for sale, and interested buyers can search our listings for free.

Business-for-Sale.  BizBuySell and BizQuest are online marketplaces for operating businesses for sale. Business sellers pay a fee to list their operating businesses for sale, and interested buyers can search our listings for free. The BizBuySell and BizQuest Franchise Directories allow interested business buyers to search hundreds of franchise opportunities, and franchisors can list their availabilities in the directory on a cost per lead basis.

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

Sales and Marketing

The main objectives of our sales and marketing department are to increase our base of LoopNet registered members, to build awareness among our members for our suite of products and services and to convert basic members to premium members, RecentSales members and Property Research Database members. In addition, some of our sales professionals focus on a specific product, such as our LoopLink service. We also have a team dedicated to selling our advertising products.

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

Our sales team is responsible for identifying and qualifying new customer prospects, responding to inbound sales inquires, selling our products and services, identifying cross-selling and education opportunities, and assisting with product training. In addition, our sales team is responsible for building internal and external awareness related to new product offerings.

Our sales team is also responsible for converting our basic members to premium members, RecentSales members and Property Research Database members. We believe that encouraging basic members to use our products and services is a highly effective way to promote premium membership. We also communicate the value of our products and services to our basic members through targeted direct marketing including permission-based email and telemarketing.

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

Competition

The markets in which we operate are highly competitive and fragmented, with limited barriers to entry in certain segments. We face competition from a variety of sources with respect to our different product offerings.

Because there is no comprehensive national commercial real estate multiple listing service, customers use all of the traditional practices used by the commercial real estate industry. These include print brochures created by listing agents that are mailed and distributed by hand; “current availabilities” lists printed and shared among brokerage firms; signage on properties; email brochures distributed to private distribution lists; word of mouth in the brokerage community; and newspaper advertisements. We believe that these practices do not create an efficient mechanism to market, search or compare property listings locally or nationally.

The National Association of REALTORS® or NAR, its local boards of REALTORS®, its various affiliates, and third party technology services providers such as ePropertyData, Xceligent, Inc. and Catylist, Inc., have created local, regional or national commercial real estate information and listing services. These services provide commercial real estate for sale and for lease property listings, and transaction comparables, which compete directly with our online commercial real estate marketplace services.

Several companies, such as Property Line, Inc., BuildingSearch.com, RealUp, CoStar Group, and Rofo.com, have created online property listing services that compete with us. These companies aggregate property listings obtained through various sources, including from commercial real estate agents. In addition, newspapers generally include on their websites classified listings of commercial real estate for sale and for lease.

Companies such as eBay, craigslist, Oodle, Move.com, Trulia and Vast provide commercial real estate listing or advertising services in addition to a wide variety of other products or services. eBay, Oodle and craigslist operate real estate listing services which include commercial real estate and operating businesses. Other large internet companies, such as Google, Yahoo! and Microsoft, have classified listing services which could be used to market and search for commercial real estate property listings.

There are several providers of commercial real estate information services and analytical products that compete with various LoopNet products and services. These include CoStar Group, Real Capital Analytics, Reis, Inc., Axiometrics, IPD and Torto Wheaton Research. Providers of public records data offer products and services which also compete directly or indirectly with various LoopNet information services products. In addition, many brokerage and appraisal firms maintain their own proprietary research operations which they may utilize instead of the information services provided by LoopNet or other third party providers.

There are several large, nationally-known providers of information services to multiple industry verticals, including Thomson Reuters, Reed Elsevier, Bloomberg and McGraw-Hill, which provide information services to various segments of the commercial real estate sector today. While these firms are not directly competitive with LoopNet today, they have either expressed interest in, or have the resources to develop and bring to market, products which compete more directly with our products.

In the market for technology-enabled marketing and transaction services, we compete with a variety of providers, including Real Capital Markets, Peracon, QuickSpace, Property Line, MindMatrix, Informetrics and Catylist.

In the land for sale sector, we compete with a broad array of online marketplaces, including LandWatch, Land.Net, LandFlip and Homes & Land, as well as local and regional multiple listing services which provide land listings. In the market for operating businesses for sale and franchise opportunities, we similarly compete with a wide variety of online marketplaces and marketing services, including BusinessesForSale.com and Landmark Interactive.

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

An additional level of protection is implemented for financially sensitive personal information. Information such as credit card numbers is stored on our databases in an encrypted format. This encryption is intended to ensure that anyone gaining access to our servers will still be unable to obtain sensitive information.

Our technology and product development expenses were $9.1 million, $10.7 million, and $12.2 million in 2008, 2009, and 2010, respectively.

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

Employees

As of December 31, 2010, we had 300 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as of February 28, 2011.

Name	Age	Position

Richard J. Boyle, Jr.	45	Chief Executive Officer and Chairman of the Board of Directors
Brent Stumme	48	Chief Financial Officer and Senior Vice President, Finance and Administration
Thomas Byrne	44	President and Chief Operating Officer
Jason Greenman	41	Chief Strategy Officer and Senior Vice President, Corporate Development
Wayne Warthen	47	Chief Technology Officer and Senior Vice President, Information Technology
Michael Handelsman	44	Senior Vice President and Group General Manager, Marketplace Verticals
Frederick Saint	45	Senior Vice President, Product and Business Development
Bryan Smith	45	Senior Vice President, Sales and Services

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

Michael Handelsman has served as Senior Vice President and Group General Manager, Marketplace Verticals since September, 2010. Mr. Handelsman also served as General Manager of BizBuySell since 2006. Prior to joining LoopNet, Mr. Handelsman has had senior leadership roles with Internet-based companies such as Art.com, BabyCenter.com and HomeGain.com. Mr. Handelsman holds a B.A. from Duke University and an M.B.A from Harvard Business School.

Frederick Saint has served as Senior Vice President, Product and Business Development since September, 2010. Mr. Saint also served as General Manager of Cityfeet.com in 2007 when he joined LoopNet with the acquisition of Cityfeet.com. Mr. Saint founded and served as Chief Executive Officer of Cityfeet.com in 1999. Prior to Cityfeet, Mr. Saint worked in the Real Estate Group of Banc of America Securities and was a Partner at Property Systems Corporation, a commercial real estate brokerage firm in Atlanta, Georgia. Mr. Saint holds a B.S. in Business Administration from the Wayne Calloway School of Business and Accountancy from Wake Forest University and an M.B.A. in Finance and Real Estate from the Wharton School of the University of Pennsylvania.

Bryan Smith has served as Senior Vice President, Sales and Services since September, 2010 and also served as Vice President of Sales since September, 2007. Mr. Smith joined LoopNet as Director of Sales in 2003. Prior to joining LoopNet, Mr. Smith was at All Bases Covered, where he held the role of Director, Sales & Marketing. Mr. Smith holds a B.A. in Economics from Santa Clara University

Information Available to Investors

We make publicly available free of charge on our Internet website, www.LoopNet.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”), and our proxy statements as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC)”. Information contained on our website is not a part of this annual report on Form 10-K and information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Item 1A.	Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Although the risk factors below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presumably deem less significant also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

The ongoing uncertainty in the commercial real estate market and overall economy could negatively affect our revenues, expenses and operating results.

Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to be volatile and subject to uncertainty. Although we are currently seeing signs of stabilization after a prolonged downturn, the depressed debt markets continue to affect the investment sales market and have been contributing to a slow down in our industry, which we anticipate will continue through 2011. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:

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

For example, as of December 31, 2010, approximately 25% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandsofAmerica and LandAndFarm marketplaces, RecentSales subscribers, REApplications users and advertising and lead generation customers. Most of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent, although the cancellation in the fourth quarter of 2010 was the lowest it has been in three years, falling within our expected range of 4.5% to 6.5%. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 788,330 as of December 31, 2010, from 732,503 as of December 31, 2009, and 651,899 as of December 31, 2008. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

We may be unable to compete successfully with our current or future competitors.

The market to provide property listing, searching, information services and analytical products, and marketing and transaction services to the commercial real estate industry is highly competitive and fragmented, with limited barriers to entry in certain segments. In the land-for-sale and businesses-for-sale sectors, we similarly compete with a broad array of online marketplaces, as well as local and regional multiple listing services. We face competition from a variety of sources with respect to our different product offerings. We may not be able to compete successfully against our competitors that focus on one type of product or service area with respect to that particular product or service. Additionally, our current or new competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Furthermore, listings in the commercial real estate industry are not marketed exclusively through any single channel, and accordingly our competition could aggregate a set of listings similar to ours. If our current or potential customers choose to use these services rather than ours, demand for our services could decline. Increased competition could result in a reduction in our revenues or our rate of acquisition of new customers, or loss of existing customers or market share, any of which would harm our business, operating results and financial condition.

Our current focus on internal and external investments for long term growth may result in flat revenue growth rates and place downward pressure on our operating margin in the near future.

As part of our initiative to increase our long term value and expand the breadth and depth of services we provide to our customers, we have increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, and external investments such as acquisitions and investments in other companies, and expect to continue to do so. For example, as part of our investment in information services, we recently launched the Property Research Database product. We also recently acquired LandsofAmerica. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2011 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur an impairment charge with respect to such investment. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.

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

We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, since October 2004, we made several acquisitions, including BizBuySell, Cityfeet.com Inc., REApplications, Inc., LandAndFarm.com, BizQuest, ReactionWeb and most recently, LandsofAmerica. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:

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

The number of our registered members is higher than the number of actual members.

The number of registered members in our network is higher than the number of actual members because some members have multiple registrations or others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of registered members as one of our key operating metrics and our measure of the size of our marketplace. Furthermore, although the number of our registered members, which includes both basic and premium members, has increased over the last several years, the number of premium members has decreased over the same period. If the number of our actual members does not continue to grow and those members do not convert to premium members, then our business may not grow as fast as we expect, which will harm our operating and financial results.

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

We have taken measures to protect our intellectual property, such as requiring our employees and consultants with access to our proprietary information to execute confidentiality agreements. We also have taken action, and in the future may take additional action, against competitors or other parties who we believe to be infringing our intellectual property. For example, on November 15, 2007 the Company filed a lawsuit against CoStar Group, Inc. and CoStar Realty Information, Inc. in the Superior Court for the State of California, County of Los Angeles, asserting claims for breach of contract and unfair business practices arising out of CoStar’s alleged unlawful use of data from the Company’s Web site for competitive purposes. All litigation with CoStar was settled in December 2009, although the Company incurred significant legal costs to protect its intellectual property. We may in the future find it necessary to assert claims regarding our intellectual property. These measures may not be sufficient or effective to protect our intellectual property. These measures could also be expensive and could significantly divert our management’s attention from other business concerns.

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

We provide information on our website, including commercial real estate listings and broker listings that are submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website is misleading and contains errors or omissions. Third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties or do not have the qualifications or licenses they disclose. For example, in 1999, CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. In June 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our RecentSales product. All current litigation with CoStar was settled in December 2009. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

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

Our success depends in large part on our ability to retain and attract high-quality management and operating personnel, including our Chief Executive Officer and Chairman of the Board of Directors, Richard J. Boyle, Jr., our President and Chief Operating Officer, Thomas Byrne, our Chief Financial Officer and Senior Vice President, Finance and Administration, Brent Stumme, and our other Senior Vice Presidents. Our current long term business strategy was developed in large part by our senior-level officers that depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of Mr. Boyle or other key officers or employees or recruit additional talent. We have no employment agreements that prevent any of our key personnel from terminating their employment at any time, and we do not maintain any “key-person” life insurance for any of our personnel.

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

Certain U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that may subject us to claims or other remedies. Our failure to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. Laws and regulations which are particularly relevant to our business address information security, content and the distribution of content, taxation, intellectual property rights, characteristics and quality of products and services, and online advertising and marketing, including email marketing and unsolicited commercial email.

Many applicable laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues of the Internet. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are evolving. Claims have been either threatened or filed against us under both U.S. and foreign laws for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the advertisements posted by our websites’ users, our products and services, or content generated by our users.

Federal and state legislation regulating email communications and Internet advertising, such as privacy-related laws that restrict or prohibit unsolicited email (commonly known as “spam”) may adversely affect our ability to market our services to consumers in a cost-effective manner. Violation of such laws may result in monetary fines or penalties or damage to our reputation. The CAN-SPAM Act of 2003, or CAN-SPAM, imposes complex and often burdensome requirements in connection with sending commercial email. Depending on how the law is interpreted and applied, CAN-SPAM may impose significant costs and burdens on our email marketing practices.

Federal, state and local tax authorities may alter tax treatment of companies engaged in Internet commerce. New, revised or existing tax regulations, whether domestic or internationally, may subject us or our affiliates to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes, particularly sales taxes, could negatively affect the attractiveness of advertising and selling products and services over the Internet and increase our costs. These events, if they occur, could have an adverse effect on our business and results of operations.

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

Our technologies and content may not be able to withstand third-party claims of infringement. If we were unable to successfully defend against such claims, we might have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative non-infringing technology or content. Licenses for the infringing technology or content may not be available on reasonable terms, if at all. In addition, developing alternative non-infringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business.

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

Changes in or interpretations of accounting rules and regulations could result in unfavorable accounting charges or adversely affect our reported financial results.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions contemplated before the announcement of the change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by United States issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

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

We may not be able to successfully halt the operations of websites that aggregate our data, as well as data from other companies, such as copycat websites that may misappropriate our data.

Third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, “copycat” websites may misappropriate data on our website and attempt to imitate our brand or the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against such websites. Regardless of whether we can successfully enforce our rights against these websites, any measures that we may take could require us to expend significant financial or other resources.

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

Our headquarters are located in San Francisco, California, where we lease approximately 46,157 square feet of office space, pursuant to a lease that expires in 2015. We also lease approximately 23,741 square feet of office space in Monrovia, California, pursuant to a lease that expires in 2011. We recently entered into a lease for approximately 38,590 square feet of office space in Glendora, California, where we will take occupancy upon the expiration of the Monrovia lease. We believe that these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings.

In April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. (“REAL”) in the U.S. District Court for the Central District of California for alleged infringement of certain patents (“the REAL v. LoopNet Action”). The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and have filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the REAL v. LoopNet Action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”), the REAL v. LoopNet Action was stayed in February 2009, and administratively closed in February 2010. It is possible that REAL may attempt to re-institute the REAL v. LoopNet Action, depending upon the outcome of the earlier filed action, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. At this time, the Company cannot predict the outcome of either the earlier filed action or the REAL v. LoopNet Action, but if the REAL v. LoopNet Action is re-instituted, the Company intends to vigorously defend itself.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are not currently party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

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

Market information

Our common stock trades on the Nasdaq Global Select Market under the symbol “LOOP.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low

2010
First Quarter	$11.86	$8.86
Second Quarter	$12.72	$8.50
Third Quarter	$12.95	$9.73
Fourth Quarter	$13.08	$10.38
2009
First Quarter	$7.59	$5.04
Second Quarter	$9.20	$5.93
Third Quarter	$9.27	$7.27
Fourth Quarter	$11.47	$8.29

As of February 28, 2011, we had approximately 124 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Performance Graph

The following graph shows the total shareholder return of an investment of $100 in cash on June 7, 2006 (the date on which our common stock was first traded on the Nasdaq Global Select Market) for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the S&P North American Tech Internet Trading Index, at the closing price on June 7, 2006. All values assume reinvestment of the full amount of all dividends, if any.

Comparative Returns

Cumulative Total Return

	6/7/2006	12/29/2006		12/31/2007		12/31/2008		12/31/2009		12/31/2010
LOOPNET, INC.	100.00	99.87	(1)	93.67	(1)	45.47	(1)	66.20	(1)	74.07	(1)
NASDAQ COMPOSITE INDEX	100.00	112.25		123.26		73.29		105.45		123.29
S&P NORTH AMERICAN TECH INTERNET TRADING INDEX	100.00	116.95		127.45		67.32		118.18		160.95

(1)	Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return is $124.83, $117.08, $56.83, $82.75 and $92.58 on 12/29/06, 12/31/07, 12/31/08, 12/31/09 and 12/31/10, respectfully.

The returns shown on the graph do not necessarily predict future performance. Furthermore, the performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

There were no purchases of shares under our stock repurchase program for the quarter ended December 31, 2010, at which date there were $43.3 million available for repurchase of shares under a board authorization of $50.0 million on February 5, 2008, an additional authorization of $50.0 million on July 30, 2008 and an additional $29.6 million on February 3, 2010.

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

The consolidated statements of operations data for the years ended December 31, 2006 and 2007 and the consolidated balance sheet data as of December 31, 2006, 2007 and 2008 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2008, 2009 and 2010 and the consolidated balance sheet data as of December 31, 2009 and December 31, 2010 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$48,411	$70,729	$86,074	$76,487	$78,002
Cost of revenue(1)	5,599	8,033	10,858	11,060	12,562

Gross profit	42,812	62,696	75,216	65,427	65,440
Operating expenses:
Sales and marketing(1)	9,506	14,667	18,825	15,064	16,785
Technology and product development(1)	4,341	6,427	9,075	10,707	12,231
General and administrative(1)	7,697	11,997	17,773	20,677	15,693
Amortization of acquired intangible assets	106	256	966	1,191	2,083

Total operating expenses	21,650	33,347	46,639	47,639	46,792

Income from operations	21,162	29,349	28,577	17,788	18,648
Interest and other (expense) income, net	2,883	5,046	1,998	211	(2,461)

Income before tax	24,045	34,395	30,575	17,999	16,187
Income tax expense	8,550	13,268	12,297	6,246	461

Net income	15,495	21,127	18,278	11,753	15,726
Convertible preferred stock accretion of discount	—	—	—	(240)	(339)

Net income applicable to common stockholders	$15,495	$21,127	$18,278	$11,513	$15,387

Net income per share applicable to common stockholders
Basic	$0.42	$0.55	$0.51	$0.28	$0.38

Diluted	$0.40	$0.52	$0.49	$0.27	$0.36

(1)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cost of revenue	$151	$357	$570	$495	$546
Sales and marketing	686	1,358	2,198	894	1,786
Technology and product development	195	600	1,311	2,298	2,680
General and administrative	421	1,180	1,855	3,140	3,220

Total	$1,453	$3,495	$5,934	$6,827	$8,232

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$89,028	$107,889	$64,587	$129,011	$92,285
Working capital	81,884	94,667	52,529	117,210	79,917
Total assets	100,205	137,359	108,210	174,249	171,990
Total liabilities	10,202	15,506	15,759	14,747	18,765
Redeemable convertible preferred stock	—	—	—	48,207	48,546
Total shareholders’ equity	90,003	121,853	92,451	111,295	104,679

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$23,205	$30,301	$25,105	$18,632	$21,262
Depreciation and amortization	611	1,154	2,199	2,601	3,480
Capital expenditures	(665)	(1,797)	(1,319)	(1,437)	(1,197)

	Year Ended December 31,
	2006	2007	2008	2009	2010

Other Operating Data (unaudited):
LoopNet registered members at end of year	1,766,508	2,567,729	3,251,260	3,925,534	4,626,973
LoopNet premium members at end of year	78,952	88,340	77,283	68,378	68,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K . This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors.” No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement, Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report and do not intend to do so.

Overview

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 1.5 million per month during 2010, compared with approximately 985,000 per month during 2009, and approximately 900,000 during 2008, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 71% of our revenues in 2010, compared with 75% in 2009 and 2008, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.

Key Operating Metrics and Trends

We believe that the key metrics that are material to an analysis of our business are:

•	the number of our registered members;

•	the number of monthly unique visitors to our marketplace;

•	the number of our premium members;

•	the average monthly subscription price paid by our premium members;

•	the cancellation rate of our premium members;

•	the number of active commercial real estate listings on our marketplace;

•	the number of property profiles viewed by visitors to LoopNet;

•	the number of unique paying subscribers to our other commercial real estate subscription products and services; and

•	the average monthly subscription price paid by our unique subscribers to our commercial real estate subscription products and services.

Our registered members have grown to approximately 4.6 million as of December 31, 2010, from approximately 3.9 million as of December 31, 2009, and 3.2 million as of December 31, 2008. The number of monthly unique visitors to our marketplace averaged approximately 1.5 million during 2010. Our premium members were 68,608 as of December 31, 2010, compared with 68,378 as of December 31, 2009, and 77,283 as of December 31, 2008. The average monthly subscription price paid by our premium members has increased to $66.59 in 2010, from $66.03 in 2009, and $62.87 in 2008. Our average monthly cancellation rate in 2010 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 71% of our revenues in 2010, compared with 75% in 2009 and 2008. The number of listings on our marketplace has increased to 788,330 as of December 31, 2010, from 732,503 as of December 31, 2009, and 651,899 as of December 31, 2008. The number of property profiles that were viewed by visitors of LoopNet grew to 227 million in 2010, from 158 million in 2009, and 168 million in 2008. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, RecentSales, Professional Profile, LandsofAmerica, LandAndFarm and Property Research Database) was 88,878 as of December 31, 2010, and the average monthly revenue per unique paying subscriber during the year ending December 31, 2010 was $61.22.

The commercial real estate (“CRE”) industry has experienced and continues to experience challenging times, although certain segments of our industry began showing signs of increasing stabilization and modest improvement in transaction volume as 2010 progressed. Industry-wide improvement, however, has been uneven, with most segments of the industry, particularly those involving smaller property transactions, remaining weak as compared to normalized historical standards. To capitalize on the CRE industry’s shifting dynamics in 2011 and beyond, we are currently focused on initiatives to increase our long-term value and expand the breadth and depth of the products and services we provide to our customers, which we believe will extend our leadership position and maximize our opportunities. To this end, we have been increasing the rate of investment in our business through execution of our strategy and business plan, ongoing investments in our existing products and services, investments in new organic initiatives, consideration of further acquisition and external investment opportunities, and through capital structure changes such as stock buy-backs.

While we continued investing in our business throughout 2008 and 2009, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2010, we invested several million dollars — and intend to continue doing so for the next few years — on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, develop organically new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.

A significant area of investment for us has been, and will likely continue to be, our Property Research Database product. Introduced in May 2010, Property Research Database uses a hybrid approach that combines user-generated marketplace data with a variety of other information sources. We believe there are significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. We have been gathering and responding to customer feedback and continue to refine the Property Research Database product. In February 2011, we released version 2.0 and we plan on selling access to this service independent of Premium Membership in addition to continuing to offer bundles of complimentary products and services to our subscribers and customers.

RecentSales, which we developed and funded internally, was another area of investment in 2010, which will continue through 2011. As transaction volumes likely accelerate over the next few years, we intend to continue to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers.

We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and now BizQuest, Reaction Web and LandsofAmerica which we acquired in 2010. For example, in December 2010, we announced the beta release of Enterprise Deal Tools, a suite of deal management products and tools that leverages Reaction Web’s technology and enables our corporate customers to minimize back-end work associated with property marketing campaigns and transaction management.

These planned investments, which extend throughout the organization to include product development, data aggregation and information services, sales & marketing, and possible M&A related efforts, among others, are being made to position our business for long-term growth, and in anticipation of the gradual increase in activity that we believe could occur in 2011. This investment strategy is focused on accelerating our revenue growth and market share gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.

Our Revenues and Expenses

Our primary sources of revenues are:

•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com, LandsofAmerica and LandAndFarm.com;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees; and

•	LoopNet RecentSales membership fees.

We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:

•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of our RecentSales and Property Research Database services and other new products and services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.59 per month during 2010, compared with $66.03 during 2009, and $62.87 during 2008. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.

We also generate revenue from RecentSales, by charging a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions; LoopLink, which we license to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee; and, BizBuySell and BizQuest, for which we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. Revenues from other sources include advertising and lead generation revenues from both our LoopNet and business-for-sale marketplaces, which are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of our advertising commitments has generally averaged two to three months.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the full years of 2008, 2009 and 2010, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2009	2010

Revenues	100.0%	100.0%	100.0%
Cost of revenue	12.6	14.5	16.1

Gross profit	87.4	85.5	83.9
Operating expenses:
Sales and marketing	21.9	19.7	21.5
Technology and product development	10.5	14.0	15.7
General and administrative	20.7	27.0	20.1
Amortization of acquired intangible assets	1.1	1.6	2.7

Total operating expenses	54.2	62.3	60.0

Income from operations	33.2	23.3	23.9
Interest and other (expense) income, net	2.3	0.3	(3.2)

Income before tax	35.5	23.5	20.8
Income tax expense	14.3	8.2	0.6

Net income	21.2	15.4	20.2
Convertible preferred stock accretion of discount	—	(0.3)	(0.4)

Net income applicable to common stockholders	21.2%	15.1%	19.7%

Comparison of Years Ended December 31, 2009 and 2010

Revenues

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Revenues	$76,487	$78,002	$1,515	2.0%
Premium members at year-end	68,378	68,608	230	0.3%

The increase in revenues was due to a combination of higher revenue from our RecentSales product and a favorable impact of recent acquisitions. We currently anticipate that our revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.

Cost of Revenues

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Cost of revenues	$11,060	$12,562	$1,502	13.6%
Percentage of revenues	14.5%	16.1%

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

We expect cost of revenues to increase in both absolute dollar amounts and as a percentage of revenue, as we continue to invest in current and new products and services.

Sales and Marketing

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Sales and marketing	$15,064	$16,785	$1,721	11.4%
Percentage of revenues	19.7%	21.5%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The increase in sales and marketing expenses was due in part to an increase in the number of sales personnel and increased sales commissions. Also contributing to the increase was higher stock-based compensation, which increased to $1,786,000 in 2010 compared to $894,000 in 2009.

We expect sales and marketing expenses to increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales program to attract and retain customers and market new products and services.

Technology and Product Development

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Technology and product development	$10,707	$12,231	$1,524	14.2%
Percentage of revenues	14.0%	15.7%

Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.

The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $2,680,000 in 2010 compared to $2,298,000 in 2009.

We expect technology and product development expenses to increase in absolute dollar amounts and as a percentage of revenues as we continue to invest in current and new products and services.

General and Administrative

	Year Ended December 31,
				Percent
	2009	2010	Decrease	Change
	(Dollars in thousands)

General and administrative	$20,677	$15,693	$(4,984)	(24.1)%
Percentage of revenues	27.0%	20.1%

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

We expect general and administrative expenses to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to build-out our organization to accommodate future growth.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Amortization of acquired intangible assets	$1,191	$2,083	$892	74.9%
Percentage of revenues	1.6%	2.7%

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

Stock-Based Compensation

	Year Ended December 31,
				Percent
	2009	2010	Increase	Change
	(Dollars in thousands)

Cost of revenue	$495	$546	$51	10.3%
Sales and marketing	894	1,786	892	99.8%
Technology and product development	2,298	2,680	382	16.6%
General and administrative	3,140	3,220	80	2.5%

Total	$6,827	$8,232	$1,405	20.6%

Expenses associated with stock-based compensation increased by $1,405,000 to $8,232,000 in the twelve months ended December 31, 2010 from $6,827,000 in the twelve months ended December 31, 2009. The increase was due primarily to stock option and restricted stock unit grants for employees hired in 2010 and additional grants to existing employees.

Interest and Other (Expense) Income, Net

Interest and other (expense) income decreased by $2,672,000 to $2,461,000 of expense for the year ended December 31, 2010, from $211,000 of income for the year ended December 31, 2009. The decrease was due to a $1,400,000 impairment charge related to a strategic investment and higher losses realized from our equity investments. As of December 31, 2010, we held $92,285,000 in cash, cash equivalents and short-term investments, compared to $129,011,000 in cash, cash equivalents and short-term investments as of December 31, 2009.

Income Tax Expense

We recorded a provision for income taxes of $461,000 for the year ended December 31, 2010, which includes positive tax adjustments of $5,423,000 primarily related to the reversal of the valuation allowance associated with the net operating loss carryforward and the research and development credit. Excluding the tax adjustments, our effective tax rate was 36.4%.

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

Sales and Marketing

	Year Ended December 31,
				Percent
	2008	2009	Decrease	Change
	(Dollars in thousands)

Sales and marketing	$18,825	$15,064	$(3,761)	(20.0)%
Percentage of revenues	21.9%	19.7%

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

General and Administrative

	Year Ended December 31,
				Percent
	2008	2009	Increase	Change
	(Dollars in thousands)

General and administrative	$17,773	$20,677	$2,904	16.3%
Percentage of revenues	20.6%	27.0%

The increase in general and administrative expenses was due primarily to higher legal fees associated with litigation related matters and higher stock-based compensation, which increased to $3,140,000 in 2009 compared to $1,855,000 in 2008.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
				Percent
	2008	2009	Increase	Change
	(Dollars in thousands)

Amortization of acquired intangible assets	$966	$1,191	$225	23.3%
Percentage of revenues	1.1%	1.6%

The increase in amortization of acquired intangible assets was due primarily to acquisitions during 2008.

Stock-Based Compensation

	Year Ended December 31,
			Increase/	Percent
	2008	2009	Decrease	Change
	(Dollars in thousands)

Cost of revenue	$570	$495	$(75)	(13.2)%
Sales and marketing	2,198	894	(1,304)	(59.3)%
Technology and product development	1,311	2,298	987	75.3%
General and administrative	1,855	3,140	1,285	69.3%

Total	$5,934	$6,827	$893	15.1%

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

The stock-based compensation benefit was allocated as follows (in thousands):

Cost of revenue	$(132)
Sales and marketing	(1,177)
Technology and product development	135
General and administrative	438

Total	$(736)

Interest and Other (Expense) Income, Net

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

Income Tax Expense

We recorded a provision for income taxes of $6,246,000 for the year ended December 31, 2009 based upon a 34.7% effective tax rate.

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2010 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010
	(In thousands, except per share data)

Revenues	$20,102	$19,248	$18,795	$18,341	$18,822	$19,364	$19,779	$20,037
Cost of revenue(1)	2,892	2,777	2,670	2,721	2,846	3,001	3,015	3,699

Gross profit	17,210	16,471	16,125	15,620	15,976	16,363	16,764	16,338
Operating expenses:
Sales and marketing(1)	4,507	4,237	2,650	3,670	4,290	4,191	4,093	4,211
Technology and product development(1)	2,559	2,654	2,833	2,660	2,949	2,948	3,157	3,178
General and administrative(1)	5,135	6,135	5,251	4,155	4,371	3,244	4,496	3,582
Amortization of acquired intangible assets	302	299	296	294	445	481	516	641

Total operating expenses	12,503	13,325	11,030	10,779	12,055	10,864	12,262	11,612

Income from operations	4,707	3,146	5,095	4,841	3,921	5,499	4,502	4,726
Interest and other (expense) income, net	12	95	52	51	(104)	(264)	(301)	(1,791)

Income before tax	4,719	3,241	5,147	4,892	3,817	5,235	4,201	2,935
Income tax (benefit) expense	1,930	1,386	1,342	1,587	1,417	1,929	1,463	(4,348)

Net income	2,789	1,855	3,805	3,305	2,400	3,306	2,738	7,283
Convertible preferred stock accretion of discount	—	(71)	(85)	(85)	(85)	(85)	(85)	(85)

Net income applicable to common shareholders	$2,789	$1,784	$3,720	$3,220	$2,315	$3,221	$2,653	$7,198

Net income per share applicable to common shareholders
Basic	$0.08	$0.04	$0.09	$0.08	$0.06	$0.08	$0.07	$0.18

Diluted	$0.08	$0.04	$0.09	$0.07	$0.05	$0.07	$0.06	$0.17

(1)	Stock-based compensation is allocated as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2009	2009	2009	2009
	(In thousands)

Cost of revenue	$167	$189	$4	$134	$128	$154	$132	$132
Sales and marketing	600	637	(755)	412	485	444	409	449
Technology and product development	486	560	699	554	682	684	675	638
General and administrative	590	711	1,174	665	827	810	798	785

Total	$1,843	$2,097	$1,122	$1,765	$2,122	$2,092	$2,014	$2,004

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009	2010	2010	2010	2010

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	14.4	14.4	14.2	14.8	15.1	15.5	15.2	18.5

Gross profit	85.6	85.6	85.8	85.2	84.9	84.5	84.8	81.5
Operating expenses:
Sales and marketing	22.4	22.0	14.1	20.0	22.8	21.6	20.7	21.0
Technology and product development	12.7	13.8	15.1	14.5	15.7	15.2	16.0	15.9
General and administrative	25.5	31.9	27.9	22.7	23.2	16.8	22.7	17.9
Amortization of acquired intangible assets	1.5	1.6	1.6	1.6	2.4	2.5	2.6	3.2

Total operating expenses	62.2	69.2	58.7	58.8	64.0	56.1	62.0	58.0

Income from operations	23.4	16.3	27.1	26.4	20.8	28.4	22.8	23.6
Interest and other (expense) income	0.1	0.5	0.3	0.3	(0.6)	(1.4)	(1.5)	(8.9)

Income before tax	23.5	16.8	27.4	26.7	20.3	27.0	21.2	14.6
Income tax (benefit) expense	9.6	7.2	7.1	8.7	7.5	10.0	7.4	(21.7)

Net income	13.9	9.6	20.2	18.0	12.8	17.1	13.8	36.3
Convertible preferred stock accretion of discount	—	(0.4)	(0.5)	(0.5)	(0.5)	(0.4)	(0.4)	(0.4)

Net income applicable to common shareholders	13.9%	9.3%	19.8%	17.6%	12.3%	16.6%	13.4%	35.9%

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Cash provided by operating activities	$25,105	$18,632	$21,262
Cash used in investing activities	(14,903)	(2,999)	(27,795)
Cash (used in) provided by financing activities	(53,441)	48,613	(30,265)

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

As of December 31, 2010, our cash, cash equivalents and short-term investments totaled $92.3 million, compared to $129.0 million, and $64.6 million at December 31, 2009, and 2008, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the company’s common stock on February 5, 2008, an additional authorized level of $50.0 million was announced on July 30, 2008 and an additional authorized level of $29.6 million was announced on February 3, 2010. As of December 31, 2010, $43.3 million remained available for further purchases under the program. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

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

Operating Activities

Net cash provided by operating activities was $21.3 million for the year ended December 31, 2010. Included in cash provided by operating activities were non-cash items including, $8.2 million of stock-based compensation, and $3.5 million of depreciation and amortization expense. The net cash provided by operating activities was $25.1 million and $18.6 million in the years ended December 31, 2008 and 2009, respectively.

Investing Activities

Cash used in investing activities in 2010 of $27.8 million was primarily attributable to the three acquisitions of $22.1 million (net of cash acquired), the purchase of other investments of $4.5 million and capital expenditures of $1.2 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

Cash used in investing activities in 2009 of $3.0 million was attributable to $0.3 million contingent purchase price payments related to the July 2008 acquisition of LandAndFarm.com, the purchase of investments of $1.3 million, and capital expenditures amounting to $1.4 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

Cash used in investing activities in 2008 of $14.9 million was attributable to the two acquisitions of $11.3 million (net of cash acquired), a $1.3 million contingent purchase price payment related to the August 2007 acquisition of Cityfeet.com, the purchase of investments of $1.0 million, and capital expenditures amounting to $1.3 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

Financing Activities

Cash used in financing activities in 2010 of $30.3 million was primarily attributable to the Company’s stock repurchases in the amount of $31.7 million, partially offset by the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options.

Cash provided by financing activities in 2009 of $48.6 million was attributable to $48.0 million in aggregate net proceeds from the sale of Series A convertible preferred stock to certain accredited investors, $0.2 million of proceeds from the exercise of stock awards and a $0.4 million tax benefit from the exercise of stock options.

Cash used in financing activities in 2008 of $53.4 million was primarily attributable to the Company’s stock repurchases in the amount of $54.6 million, partially offset by the proceeds from the exercise of stock options and the tax benefit from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any special purpose entities, and other than operating leases for office space, described below, we do not engage in off-balance sheet financing arrangements.

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2010, our principal commitments consist of obligations under certain leases for office space in California. The offices are currently leased under operating lease agreements which expire between 2015 and 2018.

Future minimum payments under these operating leases as of December 31, 2010 are as follows:

	Payments Due by Period
					2015 and
	2011	2012	2013	2014	Thereafter	Total
	(Dollars in thousands)

Operating lease obligations	$3,028	$2,994	$3,022	$3,080	$3,837	$15,961

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

Income Tax Expense

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

In the fourth quarter of 2010, we determined that it is more likely than not that the Company would generate sufficient taxable income from operations in future years to realize tax benefits arising from the use of our net operating loss carryforwards and therefore in 2010, we reversed $6.6 million of the valuation allowance on the deferred tax assets. The release of the valuation allowance in the fourth quarter of 2010 resulted in a tax benefit of $6.6 million that was recognized in our results from operations. As of December 31, 2010, we continued to maintain a valuation allowance of approximately $0.6 million for certain state net operating loss carryforwards due to the uncertainty of realization.

At December 31, 2010, we had approximately $24.1 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2019 for federal and 2014 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we were limited to using $3.7 million of net operating losses to offset taxable income in 2010 and estimate that we will be able to utilize approximately $3.7 million in 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the permanent differences. Our future effective income tax rate will depend on various factors, such as pending or future tax law changes including rate changes and the tax benefit from research and development credits, potential limitations on the use of federal and state net operating losses, and state taxes.

We evaluate our tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. As of December 31, 2010, we recorded a $145,000 liability for unrecognized tax benefits.

Long-Lived Assets Including Goodwill and Other Intangible Assets

We have applied the FASB authoritative guidance regarding the principles and requirements for how to account for business combinations. The Company recognizes the assets acquired and the liabilities assumed in the acquired entity at their fair values as of the acquisition date. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination is recorded in Goodwill. Goodwill and intangible assets with indefinite useful lives are no longer amortized, but instead are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

In testing for a potential impairment of goodwill, we compare the estimated fair value of the consolidated entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the consolidated entity is less than the book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. We performed the annual impairment test during the fourth quarter of 2010 and concluded that goodwill and intangible assets with indefinite useful lives were not impaired.

Intangible assets with definite lives are required to be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with the authoritative guidance on property, plant, and equipment. The intangible assets are amortized using a straight-line method and we believe no events or changes in circumstances have occurred that would require an impairment test for these assets other than the required annual test.

The recognition of an asset or liability arising from a contingent consideration is to be recognized at fair value on the acquisition date. These contingent considerations may or may not be paid depending on the resolution of certain future events. Any gain or loss due to remeasurement to the fair value on the acquisition date will be recognized through the income statement.

Stock-Based Compensation

Since 2006, we have applied the FASB authoritative guidance surrounding share-based payments. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period.

Under the new guidance we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 4.6 years for the expected life, 48% for the expected volatility, 1.93% for the risk free rate and 0% for dividend yield for the year ended December 31, 2010. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new authoritative guidance which amends the evaluation criteria for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” This new guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is reporting periods beginning after November 15, 2009. The Company adopted this guidance effective January 1, 2010, and there has been no material impact to the consolidated financial statements upon adoption.

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

Our financial statements and supplementary data required by this item are contained in separate sections of this annual report on Form 10-K. See “Index to Financial Statements” commencing on page 53 and the supplemental data contained in “Quarterly Consolidated Statements of Income Data” under Item 7.

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The effectiveness of internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III will be included in our definitive proxy statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010 and is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

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

Code of Business Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial and accounting officer and persons performing similar functions) and employees, known as the LoopNet, Inc. Code of Business Conduct and Ethics. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board of directors committee charters, form the framework for the corporate governance of the Company. The LoopNet, Inc. Code of Business Conduct and Ethics, our Corporate Governance Guidelines and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are available at: www.LoopNet.com under “About Us / Investor Relations / Corporate Governance.” The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. The Company will post on this web site any amendments to the LoopNet, Inc. Code of Business Conduct and Ethics or waivers of the LoopNet, Inc. Code of Business Conduct and Ethics for our principal executive officer and principal financial and accounting officer.

Stockholder Nominations of Directors

On February 2, 2011, our Board of Directors approved Amended and Restated Bylaws for the Company (“Restated Bylaws”). Some of these amendments affect nominations of directors, including nominations of directors by our stockholders. Set forth below is a summary of the amendments affecting director nominations. Stockholders wishing to nominate a director should review Section 2 of our Restated Bylaws, which sets forth the nomination requirements in full.

As a result of these amendments, all prospective nominees will be required to complete a questionnaire that includes the background and qualifications of the nominee and the background of any person on whose behalf the nomination is being made that would be required to be disclosed to stockholders pursuant to applicable law or stock exchange rules. In addition, all prospective nominees will be required to represent that he/she (1) will not enter into an agreement with any person as to how the nominee will vote if elected a director that has not been disclosed to us or an agreement that would limit or interfere with the prospective nominee’s ability to comply with his/her fiduciary duties, (2) will not enter into an agreement with any person for compensation for serving as a director that has not been disclosed and (3) will comply with all applicable corporate governance, conflict of interest, confidentiality, stock ownership, trading policies and the Company’s guidelines.

The amendments also expand and add specificity to the information that a nominating stockholder must provide in the notice to include a description of all material monetary agreements during the past three years and any other material relationships, between such stockholder and his/her affiliates and associates, or others acting in concert, on the one hand, and each proposed nominee, and his/her affiliates and associates, or others acting in concert, on the other hand, including all information that would be required to be disclosed pursuant to Rule 404 under Regulation S-K if the stockholder were a “registrant,” information regarding any rights to dividends on shares of our stock that are separated or separable from the underlying shares, any performance-related fees (other than an asset-based fee) that the stockholder is entitled to based on any increase or decrease in the value of shares of our stock or derivative instruments, including any interests held by members of the stockholder’s immediate family, and any other information relating to the stockholder that would be required to be disclosed to stockholders in connection with the election of directors in a contested election; and require the nominating stockholder to make certain representations, including representations about his/her ownership of the common stock, entitlement to vote, intention to appear at the meeting to propose the nomination and intention to be part of a “group” that intends to provide proxy statement and/or form of proxy or otherwise solicit proxies in support of the proposal.

Item 11.	Executive Compensation.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding the Company’s compensation of its named executive officers is set forth under “Executive Compensation.”

•	Information regarding the Company’s compensation of its directors is set forth under “Executive Compensation — Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following information will be included in the Proxy Statement and is incorporated herein by reference:

•	Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)

Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	1,068,704	$2.60	—
2006 Equity Incentive Plan	7,884,964	$10.71	3,389,501

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	8,953,668	$9.75	3,389,501 (1)

(1)	Excludes 1,287,353 shares authorized for issuance on February 2, 2011 in connection with our 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan is subject to an automatic annual increase of the least of (a) 1,800,000 shares, (b) 4% of the shares outstanding as of the end of the prior fiscal year, and (c) a lesser number as determined by the Company’s Board of Directors or Compensation Committee.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Ernst & Young LLP

(2) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)
3.2	Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)
3.3	Amended and Restated Bylaws of LoopNet, Inc., effective February 2, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)

4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
4.3		Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10	.6+	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10	.7+	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10	.8+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.9		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.10		Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)
10	.11*	Office Lease, dated November 30, 2010 between America’s Christian Credit Union and LoopNet, Inc.
10	.12+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.13+*	Incentive Bonus Plan
10	.14+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)
10	.15+	Amendment No. 1 to the Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
10	.16+	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and
Chairman of the Board of Directors

Date: March 3, 2011

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and
Senior Vice President, Finance
and Administration

Date: March 3, 2011

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

Signature	Title	Date

/s/ Richard J. Boyle, Jr. Richard J. Boyle, Jr.	Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	March 3, 2011

/s/ Brent Stumme Brent Stumme	Chief Financial Officer and Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	March 3, 2011

/s/ Noel J. Fenton Noel J. Fenton	Director	March 3, 2011

/s/ Thomas E. Unterman Thomas E. Unterman	Director	March 3, 2011

Signature	Title	Date

/s/ Dennis Chookaszian Dennis Chookaszian	Director	March 3, 2011

/s/ Scott Ingraham Scott Ingraham	Director	March 3, 2011

/s/ William Byrnes William Byrnes	Director	March 3, 2011

/s/ James T. Farrell James T. Farrell	Director	March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited LoopNet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LoopNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LoopNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LoopNet, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of LoopNet, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LoopNet, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 3, 2011

LOOPNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2010
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$125,571	$88,773
Short-term investments	3,440	3,512
Accounts receivable, net of allowance of $213 and $236, respectively	1,308	1,494
Prepaid expenses and other current assets	1,080	1,095
Deferred income taxes, net	558	1,317

Total current assets	131,957	96,191
Property and equipment, net	2,216	2,010
Goodwill	23,368	41,507
Intangibles, net	4,487	8,940
Deferred income taxes, net, non-current	8,059	17,134
Deposits and other non-current assets	4,162	6,208

Total assets	$174,249	$171,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546	$471
Accrued liabilities	2,027	3,393
Accrued compensation and benefits	2,995	3,522
Income taxes payable	154	—
Deferred revenue	9,025	8,888

Total current liabilities	14,747	16,274
Other long-term liabilities	—	2,491
Commitments and contingencies
Series A convertible preferred stock	48,207	48,546
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,493,526 and 39,866,097 shares issued, respectively; and 34,567,565 and 32,183,836 shares outstanding, respectively	39	40
Additional paid in capital	122,388	132,019
Other comprehensive loss	(418)	(389)
Treasury stock, at cost, 4,925,961 and 7,682,261 shares, respectively	(54,556)	(86,220)
Retained earnings	43,842	59,229

Total stockholders’ equity	111,295	104,679

Total liabilities and stockholders’ equity	$174,249	$171,990

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share data)

Revenues	$86,074	$76,487	$78,002
Cost of revenue	10,858	11,060	12,562

Gross margin	75,216	65,427	65,440
Operating expenses:
Sales and marketing	18,825	15,064	16,785
Technology and product development	9,075	10,707	12,231
General and administrative	17,773	20,677	15,693
Amortization of acquired intangible assets	966	1,191	2,083

Total operating expenses	46,639	47,639	46,792

Income from operations	28,577	17,788	18,648
Interest and other (expense) income, net	1,998	211	(2,461)

Income before tax	30,575	17,999	16,187
Income tax expense	12,297	6,246	461

Net income	18,278	11,753	15,726

Convertible preferred stock accretion of discount	—	(240)	(339)

Net income applicable to common stockholders	$18,278	$11,513	$15,387

Net income per share applicable to common stockholders:
Basic	$0.51	$0.28	$0.38

Diluted	$0.49	$0.27	$0.36

Number of shares used in per share calculations:
Basic	35,772	41,860	40,615
Diluted	37,110	42,844	42,371

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
	(In thousands)

Balance at December 31, 2007	38,908	$39	$107,866	$14,051	$(103)	—	$—	$121,853
Exercise of stock options	311	—	356	—	—	—	—	356
Stock-based compensation expense	—	—	5,934	—	—	—	—	5,934
Repurchase of common stock	—	—	—	—	—	4,926	(54,556)	(54,556)
Tax benefit from exercise of stock options	—	—	759	—	—	—	—	759
Change in unrealized loss on marketable securities	—	—	—	—	(173)	—	—	(173)
Net income	—	—	—	18,278	—	—	—	18,278

Total comprehensive income	—	—	—	—	—	—	—	18,105

Balance at December 31, 2008	39,219	$39	$114,915	$32,329	$(276)	4,926	$(54,556)	$92,451
Stock-based activity awards	274	—	258	—	—	—	—	258
Stock-based compensation expense	—	—	6,827	—	—	—	—	6,827
Tax benefit from exercise of stock options	—	—	388	—	—	—	—	388
Convertible preferred stock accretion of discount	—	—	—	(240)	—	—	—	(240)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(250)	—	—	(250)
Change in unrealized loss on marketable securities	—	—	—	—	108	—	—	108

Net income	—	—	—	11,753	—	—	—	11,753
Total comprehensive income	—	—	—	—	—	—	—	11,611

Balance at December 31, 2009	39,493	$39	$122,388	$43,842	$(418)	4,926	$(54,556)	$111,295
Stock-based activity awards	373	1	867	—	—	—	—	868
Stock-based compensation expense	—	—	8,232	—	—	—	—	8,232
Repurchase of common stock	—	—	—	—	—	2,756	(31,664)	(31,664)
Tax benefit from exercise of stock options	—	—	532	—	—	—	—	532
Convertible preferred stock accretion of discount	—	—	—	(339)	—	—	—	(339)
Change in unrealized loss on marketable securities	—	—	—	—	29	—	—	29
Net income	—	—	—	15,726	—	—	—	15,726

Total comprehensive income	—	—	—	—	—	—	—	15,755

Balance at December 31, 2010	39,866	$40	$132,019	$59,229	$(389)	7,682	$(86,220)	$104,679

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Cash flows from operating activities:
Net income	$18,278	$11,753	$15,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,199	2,601	3,480
Stock-based compensation	5,934	6,827	8,232
Tax benefits from exercise of stock options	(759)	(388)	(532)
Deferred income tax	(1,683)	(2,180)	(9,834)
Impairment of equity investment	—	—	1,420
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	23	256	(20)
Prepaid expenses and other assets	(678)	388	1,498
Income taxes payable	61	542	(154)
Accounts payable	(211)	(76)	(75)
Accrued expenses and other liabilities	1,304	7	1,295
Accrued compensation and benefits	198	236	528
Deferred revenue	439	(1,334)	(302)

Net cash provided by operating activities	25,105	18,632	21,262
Cash flows from investing activities:
Purchase of property and equipment	(1,319)	(1,437)	(1,197)
Purchase of investments	(1,000)	(1,250)	(4,485)
Acquisitions, net of cash acquired	(12,584)	(312)	(22,113)

Net cash used in investing activities	(14,903)	(2,999)	(27,795)
Cash flows from financing activities:
Net proceeds from exercise of stock options	356	308	1,104
Net proceeds from sale of convertible preferred stock	—	47,967	—
Tax withholding related to net share settlements of restricted stock units	—	(50)	(237)
Repurchase of common stock	(54,556)	—	(31,664)
Tax benefit from exercise of stock options	759	388	532

Net cash (used in) provided by financing activities	(53,441)	48,613	(30,265)

Net (decrease) increase in cash and cash equivalents	(43,239)	64,246	(36,798)
Cash and cash equivalents at beginning of year	104,564	61,325	125,571

Cash and cash equivalents at end of year	$61,325	$125,571	$88,773

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$14,444	$8,535	$9,791
Settlement of contingent purchase price	$—	$312	$188

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010, substantially all of the Company’s cash and cash equivalents were in money market funds.

Short-term Investments

The Company accounts for short-term investments in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on debt and equity securities investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of debt securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, using level 1 indicators, which are quoted market prices for these securities. Unrealized gains and losses if any, net of taxes, are reported as other comprehensive income, a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net. As of December 31, 2010 and 2009, the cost basis of short-term investments was not significantly different than their carrying value.

Concentration of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents and short-term investments are placed with high credit quality financial institutions. The Company’s revenue and accounts

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable are primarily derived from credit card transactions with subscribers and are typically settled within two to three business days.

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2008, 2009 and 2010.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and the relatively stable interest rate environment.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Management reviews the accounts receivable to identify specific subscribers where collectibility may not be probable. The amount of the allowance is determined by management estimates based on historic write-off trends and specific account analysis.

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

Long-Lived Assets Including Goodwill and Other Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment and these identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value. The Company has not recorded any impairment of these assets in any of the years presented.

The Company applies FASB authoritative guidance related to goodwill and other intangibles. The authoritative guidance requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the annual impairment test during the fourth quarter of 2008, 2009 and 2010 and concluded that goodwill and intangible assets with indefinitive useful lives were not impaired.

The authoritative guidance also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with the authoritative guidance on property, plant, and equipment.

Intangible assets are comprised of customer relationships, acquired technology and a domain name acquired in connection with the Company’s acquisitions. Amortization is calculated using the straight-line method over estimated useful lives ranging from 0.5 years to 8 years.

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed in business combinations accounted for under the purchase method. The Company believes no

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events or changes in circumstances have occurred that would require an impairment test for these assets other than required annual tests.

Income Tax Expense

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s data quality, data import and customer support personnel and credit card and other transaction fees relating to processing customer transactions.

Sales and Marketing

The Company’s sales and marketing expenses relate primarily to the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

Advertising costs are expensed in the period they are incurred. Included in sales and marketing expenses were $3.4 million, $2.6 million and $2.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2008, 2009 and 2010 were insignificant.

Stock-Based Compensation

Since 2006, the Company has applied FASB authoritative guidance surrounding share-based compensation. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In June 2009, the FASB issued new authoritative guidance which amends the evaluation criteria for determining the primary beneficiary of a Variable Interest Entity, or “VIE.” This new guidance requires an ongoing assessment of whether an enterprise is the primary beneficiary of a variable interest entity. The effective date for this amendment is reporting periods beginning after November 15, 2009. The Company adopted this guidance effective January 1, 2010, and there has been no material impact to the consolidated financial statements upon adoption.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Earnings per Share

The number of shares used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Weighted average common shares outstanding	35,772	34,420	33,175
Convertible preferred stock	—	7,440	7,440

Shares used to compute basic net income applicable to common stockholders	35,772	41,860	40,615
Add dilutive common equivalents:
Stock options	1,270	930	1,308
Restricted stock units	8	54	448
Unvested restricted stock(1)	60	—	—

Shares used to compute diluted net income applicable to common stockholders	37,110	42,844	42,371

(1)	Outstanding unvested common stock purchased by employees is subject to repurchase by the Company and therefore is not included in the calculation of the weighted-average shares outstanding for basic earnings per share.

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2008	2009	2010

Stock options	3,294	4,673	3,595
Restricted stock units	—	113	55

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2008	2009	2010

Calculation of basic net income per share applicable to common shareholders:
Net income	$18,278	$11,753	$15,726
Convertible preferred stock accretion of discount	—	(240)	(339)

Net income applicable to common shareholders	$18,278	$11,513	$15,387

Shares used to compute basic net income applicable to common shareholders	35,772	41,860	40,615

Basic net income per share applicable to common shareholders	$0.51	$0.28	$0.38

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$18,278	$11,753	$15,726
Convertible preferred stock accretion of discount	—	(240)	(339)

Net income applicable to common shareholders	$18,278	$11,513	$15,387

Shares used to compute diluted net income applicable to common shareholders	37,110	42,844	42,371

Dilutive net income per share applicable to common shareholders	$0.49	$0.27	$0.36

(3)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2009	2010

Computer equipment and purchased software	$6,363	$6,839
Office equipment and furniture (includes leasehold improvements)	1,057	1,102

	7,420	7,941
Less accumulated depreciation and amortization	(5,204)	(5,931)

Property and equipment, net	$2,216	$2,010

During 2010, the Company recorded an adjustment to eliminate from property and equipment approximately $0.6 million of fully depreciated property and equipment.

(4)	Acquisitions

During the year ended December 31, 2010, the Company acquired BizQuest on January 4, 2010, Reaction Web on March 15, 2010 and LandsofAmerica on September 1, 2010, each pursuant to Asset Purchase Agreements for a total cash consideration of $22.1 million (net of cash acquired), plus potential gross earn-out payments ranging from zero to $4.3 million that are contingent upon achievement of certain performance targets. As of December 31, 2010, the Company recorded a discounted contingent liability of $2.6 million for these potential earn-out payments. With these acquisitions, LoopNet has expanded its business-for-sale and land marketplaces, as well, as enhanced the Company’s suite of products.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisitions were accounted for as business combinations consistent with the authoritative guidance regarding business combinations, and accordingly, the purchase prices have been allocated to the tangible assets and identifiable intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the purchase prices over the aggregate fair values were recorded as goodwill. Goodwill recorded in connection with the above acquisitions is primarily attributable to the assembled workforces of the acquired businesses and the synergies expected to arise after the Company’s acquisition of those businesses.

As a result of the above acquisitions, the Company recorded intangible assets related to customer relationships, developed technology and non-competition agreements in the aggregate of $4.0 million that are being amortized on a straight-line basis. Also, included in other intangible assets are trade names of $2.5 million which have an indefinite life and are tested on an annual basis for impairment. The remaining excess purchase price over tangible assets and identifiable intangible assets for these acquisitions of $18.0 million have been recorded as goodwill.

The Company’s purchase prices were allocated as follows (in thousands):

Customer relationships	$1,852
Trade names	2,521
Developed technology	2,068
Non-competition agreements	95
Goodwill	17,951

Total	$24,487

Customer relationships, developed technology and non-competition agreements have a weighted-average useful life of 3.4 years, 2.0 years and 2.9 years, respectively from the date of acquisition. The amount of goodwill expected to be deductible for tax purposes is $18.0 million.

The results of operations of the entities have been included in the Company’s consolidated statements of income for the period subsequent to the Company’s acquisition. The entities’ results of operations for the periods prior to the acquisition were not material to the Company’s consolidated statement of income and, accordingly, pro forma financial information have not been presented.

(5)	Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the years ended December 31, 2008, 2009 and 2010 were as follows (in thousands):

Balance as of December 31, 2007	$15,233
Goodwill acquired	8,349
Goodwill adjustment	(526)

Balance as of December 31, 2008	23,056
Goodwill adjustment	312

Balance as of December 31, 2009	23,368
Goodwill acquired	17,951
Goodwill adjustment	188

Balance as of December 31, 2010	$41,507

The $188,000 and $312,000 goodwill adjustments in 2010 and 2009, respectively were due to the contingent payments earned upon the achievement of certain performance targets by LandAndFarm.com, Inc. The $526,000 goodwill adjustment in 2008 was due to the release of a portion of the valuation allowance against Cityfeet’s net operating losses.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2009	2010

Cost:
Customer relationships	$1,711	$3,563
Technology	3,377	5,445
Non-competition agreement	63	158
Domain name	1,994	4,515

Total cost	7,145	13,681
Accumulated amortization:
Customer relationships	(831)	(1,416)
Technology	(1,479)	(2,791)
Non-competition agreement	(30)	(65)
Domain name	(318)	(469)

Total accumulated amortization	(2,658)	(4,741)

Intangible assets, net	$4,487	$8,940

Customer relationships, developed technology and non-competition agreements have a weighted-average useful life of 5.0 years, 0.8 years and 1.4 years, respectively from the date of acquisition. Amortization expense was $1.0 million, $1.2 million and $2.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2011	$2,556
2012	1,807
2013	640
2014	198
2015 and thereafter	114

$5,315

(6)	Income Tax Expense

Income tax expense (benefit) was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010

Current:
Federal	$11,136	$6,688	$8,025
State	2,901	1,767	2,352

Total	$14,037	$8,455	$10,377
Deferred:
Federal	$(1,204)	$(1,513)	$(9,066)
State	(536)	(696)	(850)

Total	$(1,740)	$(2,209)	$(9,916)

Income tax expense	$12,297	$6,246	$461

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2008	2009	2010

Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	5.0%	3.9%	6.0%
Change in valuation allowance	(1.9)%	(4.4)%	(39.6)%
Other adjustments	2.1%	0.2%	1.5%
Effective tax rate	40.2%	34.7%	2.9%

The tax effects of temporary differences that gave rise to significant components of deferred tax assets (liabilities) were as follows (in thousands):

	As of December 31,
	2009	2010

Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,480	$10,108
Depreciation and amortization	(92)	598
Stock-based compensation	5,122	7,235
Accruals and allowances	379	364
Tax credits	1,235	1,235
Intangibles	(1,750)	(1,750)
Valuation allowance	(8,084)	(564)
Other	327	1,225

Deferred tax assets, net	$8,617	$18,451

In the fourth quarter of 2010, the Company determined that it is more likely than not that it would generate sufficient taxable income from operations in future years to realize tax benefits arising from the use of our net operating loss carryforwards and therefore in 2010 the Company reversed $6.6 million of the valuation allowance on the deferred tax assets. The release of the valuation allowance in the fourth quarter of 2010 resulted in a tax benefit of $6.6 million that was recognized in our results from operations. As of December 31, 2010, the Company continued to maintain a valuation allowance of approximately $0.6 million for certain state net operating loss carryforwards due to the uncertainty of realization. The Company utilized net operating loss carryforwards against taxable income of $3.7 million for the fiscal years 2008, 2009 and 2010, respectively.

At December 31, 2010, the Company had approximately $24.1 million of federal and $19.7 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2019 for federal and 2014 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company was limited to using $3.7 million of net operating losses to offset taxable income in 2010 and estimates that the Company will be able to utilize approximately $3.7 million in 2011, $2.9 million in 2012 and $2.0 million each year thereafter until 2021.

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company will report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter in which such change occurs. As of December 31, 2010, the Company has a $145,000 liability for unrecognized tax benefits.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Liquidation

Upon the effective date of any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Liquidation Event”), the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to its stockholders an amount per share (“Liquidation Preference”) equal to the greater of (a) (i) $1,000 (subject to appropriate adjustments in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) (” Original Issue Price ”) plus (ii) all declared but unpaid dividends and (b) the amount that the holder of such shares of Series A Preferred Stock would receive in respect of the shares of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all of the then outstanding shares of Series A Preferred Stock were converted into Common Stock in accordance herewith immediately prior to the Liquidation Event. A Change of Control (as defined below) shall not be deemed a Liquidation Event. If, upon the effective date of a Liquidation Event, the assets of the Company shall be insufficient to make payment in full of the Liquidation Preference to all holders of the Series A Preferred Stock and all other now or hereafter authorized capital stock of the Company ranking on a parity with (upon liquidation, dissolution or winding up) the Series A Preferred Stock, then such assets shall be distributed among the holders of Series A Preferred Stock and the holders of such other capital stock of the Company ranking on a parity with (upon dissolution, liquidation or winding up) the Series A Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

No distribution shall be made in respect of any shares of Series A Preferred Stock pursuant to Section 3(a) unless, at the time of such distribution, all amounts due in respect of any shares of any now or hereafter authorized capital stock of the Company ranking senior to (upon liquidation, dissolution or winding-up) the Series A Preferred Stock have been paid in full.

Upon the effective date of a Liquidation Event, no distribution shall be made in respect of any shares of Common Stock or any other now or hereafter authorized capital stock of the Company ranking junior to (upon liquidation, dissolution or winding-up) the Series A Preferred Stock unless, at the time of such distribution, the holders of shares of Series A Preferred Stock shall have received the full Liquidation Preference with respect to each share.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million was announced on July 30, 2008. In February 2010, the Board of Directors approved the repurchase of up to an additional $29.6 million in shares of the company’s common stock, bringing to $75.0 million the total amount of currently authorized common stock repurchases, of which $43.3 million remained available as of December 31, 2010. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity was as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at December 31, 2007	3,638,382	$8.93	1,339,128	$4.59
Granted	1,600,496	$11.62
Exercised	(310,357)	$1.15
Cancelled	(291,281)	$13.41

Outstanding at December 31, 2008	4,637,240	$10.10	2,175,935	$7.96
Granted	2,391,697	$7.37
Exercised	(232,802)	$1.32
Cancelled	(343,510)	$13.15

Outstanding at December 31, 2009	6,452,625	$9.24	3,331,025	$9.11
Granted	2,987,000	$10.37
Exercised	(285,670)	$3.86
Cancelled	(200,287)	$11.17

Outstanding at December 31, 2010	8,953,668	$9.75	4,548,818	$9.73

Included in the options granted during the twelve month period ended December 31, 2010 are 1,440,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

Additional information regarding stock options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
		Weighted				Weighted
		Average	Weighted		Weighted	Average
	Number	Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Number	Exercise	Contractual
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)

$0.10	311,113	2.5	$0.10	311,113	$0.10
$0.23 — $4.08	757,591	5.0	3.63	757,591	3.62
$5.70 — $7.96	2,063,218	5.1	7.21	924,274	7.21
$8.00 — $9.97	2,070,981	6.1	9.85	271,678	9.44
$10.00 — $11.99	1,818,983	5.3	11.04	588,757	11.03
$12.00 — $12.98	607,249	3.5	12.10	491,625	12.10
$13.18 — $15.61	461,296	3.4	13.98	406,002	14.06
$16.07 — $16.94	554,659	3.2	16.10	521,611	16.10
$17.06 — $19.68	136,766	3.2	18.77	129,004	18.77
$20.80 — $24.40	171,812	3.6	22.35	147,163	22.35

$0.10 — $24.40	8,953,668	4.9	$9.75	4,548,818	$9.73	4.1

In connection with the FASB authoritative guidance of stock-based compensation (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected life and volatility assumptions. The weighted

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of each stock option was estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2008	2009	2010

Risk-free interest rate	2.80%	2.19%	1.93%
Expected volatility	42%	49%	48%
Expected life	4.6 years	4.6 years	4.6 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2008, 2009 and 2010 was $4.47, $3.05, and $4.37, respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2008, 2009 and 2010 totaled $3.1 million, $1.5 million and $2.2 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2010 were $20.0 million and $13.2 million, respectively.

For the year ended December 31, 2010, the Company’s stock-based compensation expense related to stock option grants was $6.6 million. As of December 31, 2010, there was $8.9 million of unrecognized compensation expense related to unvested stock options, net of estimated forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from stock options exercised for 2008, 2009 and 2010 was $0.4 million, $0.3 million and $1.1 million, respectively. Tax benefits realized from tax deductions associated with options exercises for 2008, 2009 and 2010 totaled $0.8 million, $0.4 million, and $0.5 million, respectively.

Under the 2006 Plan, the Company also issued restricted stock units. A restricted stock unit award is an agreement to issue specified numbers of shares of the Company’s common stock at specified vesting dates. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Restricted stock units vest in equal 25% increments over a four-year period on the anniversary of the grant date.

A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Grant Date	Contractual
	Shares	Fair Value	Life (Years)

Outstanding at December 31, 2008	195,000	$11.47	1.74
Granted	245,000	$7.19
Vested	(48,750)	$11.47
Cancelled	—	$—

Outstanding at December 31, 2009	391,250	$8.79	1.49
Granted	1,122,500	$10.29
Vested	(110,000)	$9.09
Cancelled	—	$—

Outstanding at December 31, 2010	1,403,750	$9.98	3.74

Included in the restricted stock units granted during the twelve month period ended December 31, 2010 are 690,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

For the year ended December 31, 2010, the Company’s stock-based compensation expense related to restricted stock units was $1.6 million. As of December 31, 2010, there was $4.0 million of unrecognized compensation expense related to unvested restricted stock units, net of forecasted forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.8 years.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010

Cost of revenue	$570	$495	$546
Sales and marketing	2,198	894	1,786
Technology and product development	1,311	2,298	2,680
General and administrative	1,855	3,140	3,220

Total	$5,934	$6,827	$8,232

(10)	Commitments and Contingencies

Leases

The Company leases office space in California. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2018. Future minimum payments under these noncancelable operating leases as of December 31, 2010, are as follows (in thousands):

2011	$3,028
2012	2,994
2013	3,022
2014	3,080
2015 and thereafter	3,837

$15,961

Rent expense under operating leases for the years ended December 31, 2008, 2009 and 2010 totaled approximately $2.5 million, $2.9 million and $2.9 million, respectively.

Litigation

April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. (“REAL”) in the U.S. District Court for the Central District of California for alleged infringement of certain patents (“the REAL v. LoopNet Action”). The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and have filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the REAL v. LoopNet Action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”), the REAL v. LoopNet Action was stayed in February 2009, and administratively closed in February 2010. It is possible that REAL may attempt to re-institute the REAL v. LoopNet Action, depending upon the outcome of the earlier filed action, which is currently on appeal to the U.S. Court of Appeals for the Federal Circuit. At this time, the Company cannot predict the outcome of either the earlier filed action or the REAL v. LoopNet Action, but if the REAL v. LoopNet Action is re-instituted, the Company intends to vigorously defend itself.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are not currently party to any

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

(11)	401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The company contributed $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

EXHIBIT INDEX

3.1		First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)
3.2		Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)
3.3		Amended and Restated Bylaws of LoopNet, Inc., effective February 2, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
4.1		Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
4.2		Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
4.3		Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
10	.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10	.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10	.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10	.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10	.6+	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10	.7+	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10	.8+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.9		Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.10		Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)
10	.11*	Office Lease, dated November 30, 2010 between America’s Christian Credit Union and LoopNet, Inc.
10	.12+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10	.13+*	Incentive Bonus Plan
10	.14+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)
10	.15+	Amendment No. 1 to the Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)

10	.16+	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
23	.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24	.1*	Power of Attorney
31	.1*	Rule 13a-14(a) Certification (CEO)
31	.2*	Rule 13a-14(a) Certification (CFO)
32	.1*	Section 1350 Certification (CEO)
32	.2*	Section 1350 Certification (CFO)

*	Filed herewith.

+	Management contract or compensatory plan.