Form 10-Q
period 2011-03-31
LoopNet, Inc.
filed 2011-05-06
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 29, 2011, there were 32,571,119 shares of the registrant’s common stock outstanding.

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2010	2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,773	$93,805
Short-term investments	3,512	3,530
Accounts receivable, net of allowance of $236 and $195 , respectively	1,494	1,744
Prepaid expenses and other current assets	1,095	1,111
Deferred income taxes, net	1,317	1,315

Total current assets	96,191	101,505

Property and equipment, net	2,010	2,556
Goodwill	41,507	41,507
Intangibles, net	8,940	8,299
Deferred income taxes, net, non-current	17,134	16,432
Deposits and other non-current assets	6,208	6,526

Total assets	$171,990	$176,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$471	$820
Accrued liabilities and other current liabilities	3,393	3,167
Accrued compensation and benefits	3,522	2,531
Deferred revenue	8,888	9,443

Total current liabilities	16,274	15,961

Other long-term liabilities	2,491	2,644
Commitments and contingencies
Series A convertible preferred stock	48,546	48,631
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 32,183,836 and 32,504,472 shares outstanding, respectively	40	40
Additional paid in capital	132,019	135,172
Other comprehensive loss	(389)	(383)
Treasury stock, at cost, 7,682,261 and 7,682,962 shares, respectively	(86,220)	(86,227)
Retained earnings	59,229	60,987

Total stockholders’ equity	104,679	109,589

Total liabilities and stockholders’ equity	$171,990	$176,825

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2010	2011
	(Unaudited)
Revenues	$18,822	$20,713
Cost of revenue (1)	2,846	3,157

Gross margin	15,976	17,556

Operating expenses:
Sales and marketing (1)	4,290	5,134
Technology and product development (1)	2,949	3,659
General and administrative (1)	4,371	4,924
Amortization of acquired intangible assets	445	641

Total operating expenses	12,055	14,358

Income from operations	3,921	3,198
Interest and other (expense) income, net	(104)	(317)

Income before tax	3,817	2,881
Income tax expense	1,417	1,038

Net income	2,400	1,843
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common stockholders	$2,315	$1,758

Net income per share applicable to common shareholders:
Basic	$0.06	$0.04

Diluted	$0.05	$0.04

Shares used in per share calculations:
Basic	41,938	39,791

Diluted	43,281	41,881

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$128	$130
Sales and marketing	485	585
Technology and product development	682	801
General and administrative	827	994
The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2010	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$2,400	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	817	995
Stock-based compensation	2,122	2,510
Tax benefits from exercise of stock options	(141)	(165)
Deferred income tax	557	704
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(385)	(250)
Prepaid expenses and other assets	(820)	320
Accounts payable	9	348
Accrued expenses and other liabilities	95	(73)
Accrued compensation and benefits	(855)	(991)
Deferred revenue	202	555

Net cash provided by operating activities	4,001	5,796

Cash flows from investing activities:
Purchase of property and equipment	(153)	(900)
Purchase of investments	(2,050)	(500)
Acquisitions, net of acquired cash	(9,430)	—

Net cash used in investing activities	(11,633)	(1,400)

Cash flows from financing activities:
Net proceeds from exercise of stock options	76	960
Tax withholdings related to net share settlements of restricted stock units	(168)	(482)
Repurchase of common stock	(2,924)	(7)
Tax benefits from exercise of stock options	141	165

Net cash provided by (used in) financing activities	(2,875)	636

Net increase (decrease) in cash and cash equivalents	(10,507)	5,032

Cash and cash equivalents at beginning of period	125,571	88,773

Cash and cash equivalents at end of period	$115,064	$93,805

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background and Basis of Presentation
The Company
     LoopNet, Inc. (“we,” the “Company” or “LoopNet”) was incorporated under the laws of the state of California on June 2, 1997, and was reincorporated as a Delaware corporation in May 2006.
     We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.1 million during the first quarter of 2011, compared with approximately 1.5 million during 2010, and approximately 985,000 during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of March 31, 2011, the LoopNet online marketplace contained 816,471 listings.
     The Company derives most of its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings.
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of March 31, 2011, the statements of income for the three months ended March 31, 2010 and 2011 and the statements of cash flows for the three months ended March 31, 2010 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
	(Unaudited)
Weighted average common shares outstanding	34,498	32,351
Convertible preferred stock	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	41,938	39,791
Add dilutive common equivalents:
Stock options	1,094	1,489
Restricted stock units	248	601

Shares used to compute diluted net income applicable to common shareholders	43,281	41,881

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2010	2011
	(Unaudited)
Stock options	4,979	3,721
Restricted stock units	98	—
     The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2011
	(Unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$2,400	$1,843
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common shareholders	$2,315	$1,758

Shares used to compute basic net income applicable to common shareholders	41,938	39,791

Basic net income per share applicable to common shareholders	$0.06	$0.04

Calculation of diluted net income per share applicable to common shareholders:
Net income	$2,400	$1,843
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common shareholders	$2,315	$1,758

Shares used to compute diluted net income applicable to common shareholders	43,281	41,881

Dilutive net income per share applicable to common shareholders	$0.05	$0.04

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 3 — Acquisitions
     In 2010, the Company acquired three entities, each pursuant to Asset Purchase Agreements for a total cash consideration of $22.1 million (net of cash acquired), plus potential gross earn-out payments up to $4.3 million that are contingent upon achievement of certain performance targets. In February 2011, the Company made a cash payment of $0.3 million, which represents the first potential contingent payment obligation.
     The acquisitions were accounted for as a business combination consistent with the authoritative guidance regarding business combinations (see the Company’s 2010 Form 10-K for additional information). The results of operations of the three entities were included in the Company’s condensed consolidated statements of income for the period subsequent to their respective acquisition dates. The entities results of operations for the periods prior to the acquisitions were not material to our condensed consolidated statement of income and, accordingly, pro forma financial information has not been presented.
Note 4 — Series A Convertible Preferred Stock
     The Company completed a $50 million private placement to accredited investors in 2009. The Company sold an aggregate of 50,000 shares of its newly-created Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), which is initially convertible into an aggregate of 7,440,476 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $6.72 per share (as may be adjusted for stock dividends, stock splits or similar recapitalizations). Holders of Series A Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the greater of (1) the Original Issue Price, plus any declared and unpaid dividends and (2) the amount that Purchasers would receive in respect of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock if all of the then outstanding Series A Preferred Stock were converted into Common Stock.
     The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three month periods ended March 31, 2011, the Company recorded accretion on the issuance costs of $85,000.
Note 5 — Stock Plan
Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2010	8,953,668	$9.75	4.9	4,548,818	$9.73	4.1
Granted	813,500	$11.66
Exercised	(187,016)	$5.13
Cancelled	(86,696)	$15.07

Outstanding at March 31, 2011 (unaudited)	9,493,456	$9.95	4.9	4,670,165	$9.88	4.0

     Included in the options outstanding at March 31, 2011 are 1,440,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
		Weighted	Weighted Average
		Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2010	1,403,750	$9.98	3.7
Granted	230,000	$11.71
Vested	(175,625)	$9.43
Cancelled	—	$—

Outstanding at March 31, 2011 (unaudited)	1,458,125	$10.31	3.8

     Included in the restricted stock units outstanding at March 31, 2011 are 690,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.
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
     In connection with this guidance, the Company reviews and updates, among other things, its forfeiture rate, expected term and volatility assumptions. Commencing in the first quarter of 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to the first quarter of 2011, the Company used the simplified method to calculate the weighted average expected life of the options. The estimated volatility for the three month period ended March 31, 2011 reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended
	March 31,
	2010	2011
	(Unaudited)
Risk-free interest rate	2.42%	2.12%
Expected volatility	47%	48%
Expected life (in years)	4.6	4.0
Dividend yield	0%	0%
     The weighted-average fair value of options granted during the three month periods ended March 31, 2010 and 2011 was $4.20 and $4.62, respectively, using the Black-Scholes method.
     The total stock-based compensation has been allocated as follows (in thousands):

	Three months ended
	March 31,
	2010	2011
	(Unaudited)
Cost of revenue	$128	$130
Sales and marketing	485	585
Technology and product development	682	801
General and administrative	827	994

Total	$2,122	$2,510

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 7 — Income Taxes
     The Company recorded a provision for income taxes of $1.0 million for the three month period ended March 31, 2011, based upon a 36.0% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 8 — Stock Repurchases
     The Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million of the Company’s common stock on July 30, 2008. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases, of which $43.3 million remained available as of March 31, 2011.
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
Note 9 — Litigation and Other Contingencies
Litigation and Other Legal Matters
     The Company and its board of directors are named as defendants in a putative class action lawsuit brought by an alleged stockholder challenging our proposed merger with CoStar. The shareholder action was filed on or around May 3, 2011 in the Superior Court of California, County of San Francisco. The complaint alleges, among other things, that each member of the Company’s board of directors breached his fiduciary duties to the Company’s stockholders by authorizing the sale of the Company to CoStar for consideration that does not maximize value to the shareholders and engineering the transaction to benefit themselves without regard to the Company’s shareholders. The amended complaint also alleges that the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The shareholder action seeks equitable relief, including an injunction against consumating the merger. The Company believes that the claims are without merit, and is currently reviewing the recently filed action.
     Except as set forth above, there have been no material changes from legal proceedings as previously disclosed in Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 3, 2011.
Note 10 — Subsequent Events
Merger Agreement with CoStar Group, Inc.
     On April 27, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”) and Lonestar Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of CoStar (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned subsidiary of CoStar.
     Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Consideration”). The holders of the Company’s Series A Preferred Stock will receive the Common Stock Consideration on an as-converted basis.
     Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of the Company’s outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be cancelled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the Common Stock Consideration less, in the case of a stock option, the per share exercise price.
     The Company’s board of directors has unanimously approved the Merger Agreement. The Merger Agreement requires that the Merger be approved by the holders of a majority of the outstanding shares of the Company’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis (the “Stockholder Approval”).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In addition to the Stockholder Approval, consummation of the Merger is subject to other customary closing conditions including the receipt of antitrust approvals and the absence of any government order or other legal restraint prohibiting the Merger. Consummation of the Merger is not subject to any financing condition.
     The Merger Agreement contains customary representations, warranties and covenants by each of the Company and CoStar.
     The Merger Agreement contains termination rights for both the Company and CoStar, including for the Company if its board of directors changes its recommendation of the Merger to its stockholders in connection with a superior proposal. Upon termination of the Merger Agreement under certain circumstances, the Company may be obligated to pay CoStar a termination fee of $25,800,000. Upon termination of the Merger Agreement in the event necessary antitrust approval is not obtained, CoStar may be obligated to pay the Company a termination fee of $51,600,000.
     Concurrently with the execution of the Merger Agreement, the Company’s directors and certain of its executive officers and significant stockholders entered into a voting and support agreement (the “Support Agreement”) with CoStar and the Company, and have agreed, in their capacities as stockholders of the Company, to, among other things, vote their shares of the Company’s capital stock in favor of the Merger and the Merger Agreement.
     The foregoing description of the Merger, the Merger Agreement and the Support Agreement is qualified in its entirety by reference to the Merger Agreement and the Support Agreement, copies of which are attached as Exhibit 2.1 and Exhibit 2.2, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 28, 2011 and which are incorporated by reference herein.
     The Company cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. The Company and CoStar will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the Registration Statement on Form S-4 to register shares of CoStar common stock to be issued in the Merger.

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
Overview
     We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.1 million per month during the first quarter of 2011, compared with approximately 1.5 million per month during 2010, and 985,000 per month during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 67% of our revenue in the first quarter of 2011, compared with 71% of our revenues in 2010, and 75% in 2009, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.
Recent Developments
     On April 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”) and Lonestar Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of CoStar (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into us (the “Merger”), with LoopNet surviving as a wholly-owned subsidiary of CoStar. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Consideration”). The holders of our Series A Preferred Stock will receive the Common Stock Consideration on an as-converted basis. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of our outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be cancelled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the Common Stock Consideration less, in the case of a stock option, the per share exercise price. Consummation of the Merger requires the approval of the holders of a majority of the outstanding shares of our common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis, and is subject to other customary closing conditions including the receipt of antitrust approvals and the absence of any government order or other legal restraint prohibiting the Merger. Consummation of the Merger is not subject to any financing condition. Upon termination of the Merger Agreement under certain circumstances, we may be obligated to pay CoStar a termination fee of $25.8 million. Similarly, upon termination of the Merger Agreement in the event necessary antitrust approval is not obtained, CoStar may be obligated to pay us a termination fee of $51.6 million. Concurrently with the execution of the Merger Agreement, our directors and certain of our executive officers and significant stockholders entered into a voting and support agreement (the “Support Agreement”) with CoStar and us. We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. We and CoStar will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the Registration Statement on Form S-4 to register shares of CoStar common stock to be issued in the Merger.
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
     Our registered members have grown to approximately 4.8 million as of March 31, 2011, from approximately 4.6 million as of December 31, 2010, and 3.9 million as of December 31, 2009. The number of monthly unique visitors to our marketplace averaged approximately 2.1 million in the first quarter of 2011. Our premium members were 70,692 as of March 31, 2011, compared to 68,608 as of December 31, 2010, and 68,378 as of December 31, 2009. The average monthly subscription price paid by our premium members has increased to $66.85 in the first quarter of 2011, from $66.59 in 2010, and $66.03 in 2009. Our average monthly cancellation rate in the first quarter of 2011 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 67% of our revenue in the first quarter of 2011, compared to 71% of our revenues in 2010, and 75% in 2009. The number of listings on our marketplace has increased to 816,471 as of March 31, 2011, from 788,330 as of December 31, 2010, and 732,503 as of December 31, 2009. The number of property profiles that were viewed by visitors of LoopNet grew to 76.5 million in the first quarter of 2011, compared to 44.9 million in the first quarter of 2010. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, Property Comps, Property Facts, Professional Profile, LandsofAmerica, and LandAndFarm) was 91,147 as of March 31, 2011, and the average monthly revenue per unique paying subscriber during the period ending March 31, 2011 was $58.77.
     The commercial real estate (“CRE”) industry has experienced and continues to experience challenging times, although certain segments of our industry began showing signs of increasing stabilization and modest improvement in transaction volume as 2011 progresses. Industry-wide improvement, however, has been uneven, with most segments of the industry, particularly those involving smaller property transactions, remaining weak as compared to normalized historical standards. To capitalize on the CRE industry’s shifting dynamics in 2011 and beyond, we are currently focused on initiatives to increase our long-term value and expand the breadth and depth of the products and services we provide to our customers, which we believe will extend our leadership position and maximize our opportunities. To this end, we have been increasing the rate of investment in our business through execution of our strategy and business plan, ongoing investments in our existing products and services, investments in new organic initiatives, and consideration of further acquisition and external investment opportunities.
     While we continued investing in our business throughout 2009 and 2010, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2011, we intend to invest several million dollars — and intend to continue doing so for the next few years — on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, organically develop new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.
     A significant area of investment for us has been, and will likely continue to be, our Property Facts, formally known as Property Research Database product. Introduced in May 2010, Property Facts uses a hybrid approach that combines user-generated marketplace data with a variety of other information sources. We believe there are significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. We have been gathering and responding to customer feedback and continue to refine the Property Facts product. In March 2011, we began selling access to this service independent of Premium Membership in addition to continuing to offer bundles of complimentary products and services to our subscribers and customers.

     Property Comps, formally known as RecentSales, which we developed and funded internally, is another area of investment, which will continue through 2011. As transaction volumes likely accelerate over the next few years, we intend to continue to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers.
     We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications, BizQuest, Reaction Web, LandAndFarm, and LandsofAmerica. For example, we announced the release of Enterprise Deal Tools in December 2010, a suite of deal management products and tools that leverages Reaction Web’s technology and enables our corporate customers to minimize back-end work associated with property marketing campaigns and transaction management.
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
Our Revenues and Expenses
     Our primary sources of revenues are:
•	LoopNet premium membership fees;

•	other property advertising fees, such as Cityfeet.com, LandsofAmerica and LandAndFarm.com;

•	BizBuySell and BizQuest membership fees and paid listings;

•	advertising on, and lead generation from, our marketplaces;

•	LoopLink product license fees;

•	LoopNet Property Comps membership fees; and

•	LoopNet Property Facts membership fees.
     We have been profitable and cash flow positive each quarter since the second quarter of 2003. The key factors that impact our revenues are:
•	the adoption of our premium membership services by the commercial real estate industry and cancellation rates;

•	the average monthly subscription price of our premium membership product;

•	the adoption of our Property Comps and Property Facts services and other new products and services by the commercial real estate industry; and

•	the adoption of our services by the operating business for sale industry.
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.85 per month during the first quarter of 2011, compared to $66.59 per month during 2010, and $66.03 during 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.
     We also generate revenue from Property Comps, by charging a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions; Property Facts, for which we charge a flat monthly fee to access our database of commercial property information or a per property record fee for individual property record purchases; LoopLink, which we license to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee; and, BizBuySell and BizQuest, for which we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. Revenues from other sources include advertising and lead generation revenues from both our LoopNet and business-for-sale marketplaces, which are recognized ratably over the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of our advertising commitments has generally averaged two to three months.
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
     The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several quarters, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2010	2011
	(Unaudited)
Revenues	100.0%	100.0%
Cost of revenue	15.1	15.2

Gross Margin	84.9	84.8

Operating expenses:
Sales and marketing	22.8	24.8
Technology and product development	15.7	17.7
General and administrative	23.2	23.8
Amortization of acquired intangible assets	2.4	3.1

Total operating expenses	64.0	69.3

Income from operations	20.8	15.4

Interest and other (expense) income, net	(0.6)	(1.5)

Income before tax	20.3	13.9
Income tax expense	7.5	5.0

Net income	12.8	8.9
Convertible preferred stock accretion of discount	(0.5)	(0.4)

Net income applicable to common stockholders	12.3%	8.5%

Comparison of Three Months Ended March 31, 2010 and 2011
     Revenues

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Revenues	$18,822	$20,713	$1,891	10.0%
Premium members at March 31	68,809	70,692	1,883	2.7%
     The increase in revenues was due to a combination of a higher premium membership base, higher revenue from our Property Comps product and the favorable impact of prior year acquisitions in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.
     We currently anticipate that revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.
     Cost of Revenues

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Cost of revenues	$2,846	$3,157	$311	10.9%
Percentage of revenues	15.1%	15.2%
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
     Sales and Marketing

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Sales and marketing	$4,290	$5,134	$844	19.7%
Percentage of revenues	22.8%	24.8%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due in part to an increase in the number of sales personnel and increased commissions. Also contributing to the increase was higher stock-based compensation, which increased to $585,000 in the three months ended March 31, 2011 compared to $485,000 in the three months ended March 31, 2010.
     We expect sales and marketing expenses to potentially increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers and market new products and services.
     Technology and Product Development

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Technology and product development	$2,949	$3,659	$710	24.1%
Percentage of revenues	15.7%	17.7%
     Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.
     The increase in technology and product development expenses was due primarily to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $801,000 in the three months ended March 31, 2011 compared to $682,000 in the three months ended March 31, 2010.
     We expect technology and product development expenses to increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services, such as our new Property Facts product.
     General and Administrative

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
General and administrative	$4,371	$4,924	$553	12.7%
Percentage of revenues	23.2%	23.8%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to the increases in salaries and related costs to support company growth. Also contributing to the increase was higher stock-based compensation, which increased to $994,000 in the three months ended March 31, 2011 compared to $827,000 in the three months ended March 31, 2010.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build-out our organization to accommodate future growth.
     Amortization of acquired intangible assets

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Amortization of acquired intangible assets	$445	$641	$196	44.0%
Percentage of revenues	2.4%	3.1%
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
     The increase in amortization of acquired intangible assets was due primarily to the acquisitions in 2010.
     We expect amortization of acquired intangible assets to potentially increase in absolute dollar amounts and as a percentage of revenues, as we from time to time expect to continue to acquire businesses.
     Stock-Based Compensation

	Three Months Ended March 31,
				Percent
	2010	2011	Increase	Change
	(Dollars in thousands)
Cost of revenue	$128	$130	$2	1.6%
Sales and marketing	485	585	100	20.6%
Technology and product development	682	801	119	17.4%
General and administrative	827	994	167	20.2%

Total	$2,122	$2,510	$388	18.3%

     Expenses associated with stock-based compensation increased by $388,000 to $2,510,000 in the three months ended March 31, 2011 compared to $2,122,000 in the three months ended March 31, 2010. The increase was due primarily to stock option and restricted stock unit grants for employees hired and additional grants to existing employees.
     Interest and other (expense) income, net
     Interest and other (expense) income increased by $213,000 to $317,000 of expense in the three months ended March 31, 2011, from $104,000 of expense in the three months ended March 31, 2010. The increase was due primarily to higher losses realized from our equity investments.

     Income Tax Expense
     We recorded a provision for income taxes of $1.0 million for the three month period ended March 31, 2011, based upon a 36.0% effective tax rate for the full year of 2011. The effective tax rate is based upon our estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2010	2011
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$4,001	$5,796
Cash used in investing activities	(11,633)	(1,400)
Cash provided by (used in) financing activities	(2,875)	636
     As of March 31, 2011, our cash, cash equivalents and short-term investments totaled $97.3 million, compared to $118.5 million in cash, cash equivalents and short-term investments as of March 31, 2010.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.
Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $5.8 million and $4.0 million in the three months ended March 31, 2011 and 2010, respectively.
Investing Activities
     Cash used in investing activities in the three months ended March 31, 2011 of $1.4 million was attributable to capital expenditures of $0.9 million for the purchase of computer equipment, office equipment and furniture and the purchase of investments of $0.5 million.
     Cash used in investing activities in the three months ended March 31, 2010 of $11.6 million was primarily attributable to the purchase of investments of $2.1 million and $9.4 million for the acquisitions of BizQuest, Reaction Web and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.
Financing Activities
     Cash provided by financing activities in the three months ended March 31, 2011 of $0.6 million was primarily attributable to the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options, partially offset by tax withholdings related to net share settlements of restricted stock units.
     Cash used in financing activities in the three months ended March 31, 2010 of $2.9 million was primarily attributable to the Company’s stock repurchases in the amount of $2.9 million.
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
     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010. We believe there have been no significant changes in our critical accounting policies and estimates.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company and its board of directors are named as defendants in a putative class action lawsuit brought by an alleged stockholder challenging our proposed merger with CoStar. The shareholder action was filed on or around May 3, 2011 in the Superior Court of California, County of San Francisco. The complaint alleges, among other things, that each member of the Company’s board of directors breached his fiduciary duties to the Company’s stockholders by authorizing the sale of the Company to CoStar for consideration that does not maximize value to the shareholders and engineering the transaction to benefit themselves without regard to the Company’s shareholders. The amended complaint also alleges that the Company aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The shareholder action seeks equitable relief, including an injunction against consumating the merger. The Company believes that the claims are without merit, and is currently reviewing the recently filed action.
     Except as set forth above, there have been no material changes from legal proceedings as previously disclosed in Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 3, 2011.
Item 1A. Risk Factors.
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 3, 2011.
     Due to the factors set forth below and elsewhere in this report and in other documents we filed with the SEC, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to our Pending Merger with CoStar
Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.
     Consummation of the Merger is subject to customary conditions, including approval of the Merger by our stockholders, the absence of legal restraints and the receipt of requisite antitrust approval. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed, even if stockholder approval of the Merger is required and obtained or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.
     If the proposed Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $25.8 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.
The Merger process could adversely affect our business, stock price, reputation and results of operations.
     Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with CoStar may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending, because employees may experience uncertainty about their future roles with CoStar.
     Uncertainty as to our future could adversely affect our business, reputation and our relationship with customers and potential customers. For example, customers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward the completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
     While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee of $25.8 million to CoStar, a payment which could affect the decisions of a third party considering making an alternative acquisition proposal.
     Under the terms of the Merger Agreement, we may be required to pay to CoStar a termination fee of $25.8 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.
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
     For example, as of March 31, 2011, approximately 24% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandsofAmerica and LandAndFarm marketplaces, Property Comps and Property Facts subscribers, REApplications users and advertising and lead generation customers. The majority of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent, although the cancellation rate in the fourth quarter of 2010 and the first quarter of 2011 was the lowest it has been in three years, falling within our expected range of 4.5% to 6.5%. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 816,471 as of March 31, 2011, from 788,330 as of December 31, 2010 and 732,503 as of December 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     As part of our initiative to increase our long term value and expand the breadth and depth of services we provide to our customers, we have increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, and external investments such as acquisitions and investments in other companies, and expect to continue to do so. For example, as part of our investment in information services, we recently launched the Property Facts product. We also acquired LandsofAmerica. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2011 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur an impairment charge with respect to such investment. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.
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
     We have made acquisitions of, and investments in, other companies, and we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, since October 2004, we made several acquisitions, including BizBuySell, Cityfeet.com Inc., REApplications, Inc., LandAndFarm.com, BizQuest, ReactionWeb and LandsofAmerica. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:
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
     We provide information on our website, including commercial real estate listings and broker listings that are submitted by our customers and third parties. We also allow third parties to advertise their products and services on our website and include links to third-party websites. We could be exposed to liability with respect to this information. Customers could assert that information concerning them on our website is misleading and contains errors or omissions. Third parties could seek damages for losses incurred if they rely upon incorrect information provided by our customers or advertisers. We could also be subject to claims that the persons posting information on our website do not have the right to post such information or are infringing the rights of third parties or do not have the qualifications or licenses they disclose. For example, in 1999, CoStar sued us, claiming that we had directly and indirectly infringed their copyrights in photographs by permitting our members to post those photographs on our website. Although the court issued rulings that were favorable to us in that litigation, other persons might assert similar or other claims in the future. In June 2009, CoStar filed a complaint against us alleging that we have infringed their copyrights and trademarks because photographs bearing CoStar’s logo that were posted by third parties allegedly appeared in our Property Comps product. All current litigation with CoStar was settled in December 2009. Among other things, we might be subject to claims that by directly or indirectly providing links to websites operated by third parties, we would be liable for wrongful actions by the third parties operating those websites. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.
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
     The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarter Report on Form 10-Q, and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     Stock repurchase activity during the three months ended March 31, 2011 was as follows (dollars in thousands except per share amounts):

				Approximate
				Dollar
				Value of
				Shares that
				May Yet Be
			Total Number of Shares	Purchased
			Purchased as Part	Under the
	Total Number	Average	of Publicly	Plans or
	of Shares	Price Paid per	Announced Plans or	Programs ($)
Period	Purchased (#) (1)	Share ($)	Programs (#)	(1)
January 1 — January 31, 2011	—	$—	—	$43,336
February 1 — February 28, 2011	701	$10.03	701	$43,329
March 1 — March 31, 2011	—	$—	—	$43,329

Total shares	701	$10.03	701

(1)	The shares repurchased were under our stock repurchase program that was announced on February 5, 2008 with an authorized level of $50.0 million and an additional authorized level of $50.0 million was announced on July 30, 2008. In February 2010, an additional authorized level of $29.6 million was approved, bringing to $75.0 million the total amount of authorized common stock repurchases. As of March 31, 2011, $43.3 million remained available for further purchases. This program is subject to business and market conditions, and may be suspended or discontinued at any time. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under securities laws.
Item 6. Exhibits.
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: May 6, 2011	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: May 6, 2011	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)