Form 10-Q
period 2011-06-30
LoopNet, Inc.
filed 2011-08-05
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
As of July 22, 2011, there were 33,379,440 shares of the registrant’s common stock outstanding.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011	3

Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2010 and 2011	4

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2010 and 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	31

SIGNATURES	32

EXHIBIT INDEX	33

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

LOOPNET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	June 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,773	$104,559
Short-term investments	3,512	3,543
Accounts receivable, net of allowance of $236 and $206	1,494	1,911
Prepaid expenses and other current assets	1,095	2,875
Deferred income taxes, net	1,317	1,315

Total current assets	96,191	114,203

Property and equipment, net	2,010	3,725
Goodwill	41,507	41,507
Intangibles, net	8,940	7,658
Deferred income taxes, net, non-current	17,134	15,687
Deposits and other non-current assets	6,208	6,711

Total assets	$171,990	$189,491

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$471	$700
Accrued liabilities and other current liabilities	3,393	3,914
Accrued compensation and benefits	3,522	3,183
Deferred revenue	8,888	9,458

Total current liabilities	16,274	17,255

Other long-term liabilities	2,491	2,789
Commitments and contingencies
Series A convertible preferred stock	48,546	48,715
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 32,183,836 and 33,312,906 shares outstanding	40	41
Additional paid in capital	132,019	144,400
Other comprehensive loss	(389)	(382)
Treasury stock, at cost, 7,682,261 and 7,682,962 shares	(86,220)	(86,227)
Retained earnings	59,229	62,900

Total stockholders’ equity	104,679	120,732

Total liabilities and stockholders’ equity	$171,990	$189,491

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
		(unaudited)
Revenues	$19,364	$21,619	$38,186	$42,332
Cost of revenue (1)	3,001	3,193	5,848	6,350

Gross margin	16,363	18,426	32,338	35,982

Operating expenses:
Sales and marketing (1)	4,191	5,234	8,481	10,367
Technology and product development (1)	2,948	3,852	5,896	7,511
General and administrative (1)	3,244	5,776	7,615	10,700
Amortization of acquired intangible assets	481	641	926	1,282

Total operating expenses	10,864	15,503	22,918	29,860

Income from operations	5,499	2,923	9,420	6,122
Interest and other (expense) income, net	(264)	(358)	(368)	(676)

Income before tax	5,235	2,565	9,052	5,446
Income tax expense	1,929	566	3,346	1,605

Net income	3,306	1,999	5,706	3,841

Convertible preferred stock accretion of discount	(85)	(85)	(170)	(170)

Net income applicable to common stockholders	$3,221	$1,914	$5,536	$3,671

Net income per share Basic	$0.08	$0.05	$0.13	$0.09

Diluted	$0.07	$0.04	$0.13	$0.09

Weighted average shares Basic	41,340	40,373	41,652	40,104

Diluted	43,159	44,024	43,192	42,933

(1)	Stock-based compensation is allocated as follows:

Cost of revenue	$154	$130	$282	$260
Sales and marketing	444	493	929	1,078
Technology and product development	684	684	1,367	1,485
General and administrative	810	789	1,637	1,784
The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$5,706	$3,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,649	2,024
Stock-based compensation	4,215	4,607
Tax benefits from exercise of stock options	(377)	(113)
Deferred income tax	(783)	1,449
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(422)	(418)
Prepaid expenses and other assets	(1,644)	(1,199)
Accounts payable	(42)	229
Accrued expenses and other liabilities	110	817
Accrued compensation and benefits	(172)	(339)
Deferred revenue	(27)	570

Net cash provided by operating activities	8,213	11,468

Cash flows from investing activities:
Purchase of property and equipment	(848)	(2,451)
Purchase of investments	(2,985)	(1,000)
Acquisitions, net of acquired cash	(9,930)	—

Net cash used in investing activities	(13,763)	(3,451)

Cash flows from financing activities:
Net proceeds from exercise of stock options	456	8,145
Tax withholdings related to net share settlements of restricted stock units	(168)	(482)
Repurchase of common stock	(23,675)	(7)
Tax benefits from exercise of stock options	377	113

Net cash provided by (used in) financing activities	(23,010)	7,769

Net increase (decrease) in cash and cash equivalents	(28,560)	15,786

Cash and cash equivalents at beginning of period	125,571	88,773

Cash and cash equivalents at end of period	$97,011	$104,559

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
     We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million during the second quarter of 2011, compared with approximately 1.5 million during 2010, and approximately 985,000 during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of June 30, 2011, the LoopNet online marketplace contained 829,021 listings.
     The Company derives most of its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings.
     On April 27, 2011, LoopNet and the CoStar Group, Inc. (“CoStar”) announced the signing of a merger agreement for the acquisition of LoopNet by CoStar (the “Merger”), which was approved by LoopNet’s stockholders at a special meeting on July 11, 2011. Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended, and satisfaction or waiver of the other closing conditions specified in the merger agreement. The Merger is expected to close by the end of 2011. See “Note 10—Pending Merger with CoStar” for more information.
Basis of Presentation
     The accompanying condensed consolidated balance sheet as of June 30, 2011, the statements of income for the three and six months ended June 30, 2010 and 2011 and the statements of cash flows for the six months ended June 30, 2010 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 2 — Earnings Per Share (EPS)
     The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(unaudited)
Weighted average common shares outstanding	33,900	32,933	34,212	32,664
Convertible preferred stock	7,440	7,440	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	41,340	40,373	41,652	40,104
Add dilutive common equivalents:
Stock options	1,402	2,816	1,209	2,113
Restricted stock units	417	835	331	716

Shares used to compute diluted net income applicable to common shareholders	43,159	44,024	43,192	42,933

     The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(unaudited)
Stock options	3,495	364	3,769	2,062
Restricted stock units	34	—	34	—
     The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$3,306	$1,999	$5,706	$3,841
Convertible preferred stock accretion of discount	(85)	(85)	(170)	(170)

Net income applicable to common shareholders	$3,221	$1,914	$5,536	$3,671

Shares used to compute basic net income applicable to common shareholders	41,340	40,373	41,652	40,104

Basic net income per share applicable to common shareholders	$0.08	$0.05	$0.13	$0.09

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$3,306	$1,999	$5,706	$3,841
Convertible preferred stock accretion of discount	(85)	(85)	(170)	(170)

Net income applicable to common shareholders	$3,221	$1,914	$5,536	$3,671

Shares used to compute diluted net income applicable to common shareholders	43,159	44,024	43,192	42,933

Dilutive net income per share applicable to common shareholders	$0.07	$0.04	$0.13	$0.09

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
     The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three and six month periods ended June 30, 2011, the Company recorded accretion on the issuance costs of $85,000 and $170.000.
Note 5 — Stock Plan
Stock Plan Activity
     Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.
     A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2010	8,953,668	$9.75	4.9	4,548,818	$9.73	4.1
Granted	868,000	$11.93
Exercised	(995,450)	$8.18
Cancelled	(139,591)	$14.24

Outstanding at June 30, 2011 (unaudited)	8,686,627	$10.07	4.7	4,289,263	$10.06	3.9

     Included in the options outstanding at June 30, 2011 are 1,440,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
		Weighted	Weighted Average
		Average	Remaining
		Grant Date	Contractual
	Number of Shares	Fair Value	Life (Years)
Balance at December 31, 2010	1,403,750	$9.98	3.7
Granted	230,000	$11.71
Vested	(175,625)	$9.43
Cancelled	—	$—

Outstanding at June 30, 2011 (unaudited)	1,458,125	$10.31	3.5

     Included in the restricted stock units outstanding at June 30, 2011 are 690,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.
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
     In connection with this guidance, the Company reviews and updates, among other things, its forfeiture rate, expected term and volatility assumptions. Commencing in the first quarter of 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to the first quarter of 2011, the Company used the simplified method to calculate the weighted average expected life of the options. The estimated volatility for the three and six month periods ended June 30, 2011 reflect the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
     The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(unaudited)
Risk-free interest rate	2.25%	1.86%	2.34%	1.99%
Expected volatility	47%	49%	47%	49%
Expected life (in years)	4.6	3.5	4.6	3.7
Dividend yield	0%	0%	0%	0%
     The weighted-average fair value of options granted during the three month periods ended June 30, 2010 and 2011 was $4.67 and $6.08, respectively, and during the six month periods ended June 30, 2010 and 2011 was $4.27 and $4.71, respectively, using the Black-Scholes method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
		(unaudited)
Cost of revenue	$154	$130	$282	$260
Sales and marketing	444	493	929	1,078
Technology and product development	684	684	1,367	1,485
General and administrative	810	789	1,637	1,784

Total	$2,092	$2,096	$4,215	$4,607

Note 6 — Income Taxes
     The Company recorded a provision for income taxes of $1.6 million for the six month period ended June 30, 2011, based upon a 29.5% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.
Note 7 — Stock Repurchases
     The Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million of the Company’s common stock on July 30, 2008. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases, of which $43.3 million remained available as of June 30, 2011.
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
Note 8 — Litigation and Other Contingencies
Litigation and Other Legal Matters
     The Company and its board of directors and CoStar have been named as defendants in three putative class action lawsuits brought by alleged stockholders challenging our proposed merger with CoStar. Two of the actions, Raymond E. Williams Jr. v. LoopNet, Inc., et al. and Ronald T. West v. Richard Boyle, et al., were filed on or around May 3, 2011 and Ronald T. West v. Richard Boyle, et al. was amended on May 20, 2011. The third action, Karin Cahill v. LoopNet, Inc., et al., was filed on June 3, 2011. All three actions were filed in the Superior Court of California, County of San Francisco. The complaints generally allege, among other things, that each member of the board breached his fiduciary duties to the Company’s stockholders by authorizing the sale of the Company to CoStar for consideration that does not maximize value to the shareholders and engineering the transaction to benefit themselves without regard to the Company’s shareholders. The complaints also generally allege that the Company (and, in the case of the Ronald T. West action, CoStar) aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board and made incomplete or materially misleading disclosures about the proposed transaction. The shareholder actions seek equitable relief, including an injunction against consummating the merger.
     On June 21, 2011, counsel for the parties in the lawsuits entered into a memorandum of understanding in which they agreed on the terms of a settlement of all litigation, which would include the dismissal with prejudice of all claims against all of the defendants. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiff’s counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the merger will be consummated, that the parties ultimately will enter into a stipulation of settlement or that the court will approve the settlement even if the parties enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that the Company’s stockholders are entitled to receive in the merger.
     Except as set forth above, there have been no material changes from legal proceedings as previously disclosed in Part I Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 3, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Note 9 — Pending Merger with CoStar
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
     The Company’s board of directors has unanimously approved the Merger Agreement. On July 11, 2011, at a special meeting of the Company’s stockholders, the Merger was approved by the holders of a majority of the outstanding shares of the Company’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis.
     Consummation of the Merger remains subject to customary closing conditions including the receipt of antitrust approvals and the absence of any government order or other legal restraint prohibiting the Merger. Consummation of the Merger is not subject to any financing condition. As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and the Company filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. On June 30, 2011, CoStar and the Company received a Request for Additional Information (commonly referred to as a “second request”) from the FTC in connection with its review of the Merger. The second request extends the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.
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
     Concurrently with the execution of the Merger Agreement, the Company’s directors and certain of its executive officers and significant stockholders entered into a voting and support agreement (the “Support Agreement”) with CoStar and the Company, and agreed, in their capacities as stockholders of the Company, to, among other things, vote their shares of the Company’s capital stock in favor of the Merger and the Merger Agreement.
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
Overview
     We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million per month during the second quarter of 2011, compared with approximately 1.5 million per month during 2010, and 985,000 per month during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 66% of our revenue in the second quarter of 2011, compared with 71% of our revenues in 2010, and 75% in 2009, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.
Recent Developments
     On April 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”) and Lonestar Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of CoStar (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into us (the “Merger”), with LoopNet surviving as a wholly-owned subsidiary of CoStar. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Consideration”). The holders of our Series A Preferred Stock will receive the Common Stock Consideration on an as-converted basis. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of our outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be cancelled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the Common Stock Consideration less, in the case of a stock option, the per share exercise price. On July 11, 2011, at a special meeting of the Company’s stockholders, the Merger was approved by the holders of a majority of the outstanding shares of our common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis. Consummation of the Merger remains subject to customary closing conditions including the receipt of antitrust approvals and the absence of any government order or other legal restraint prohibiting the Merger. Consummation of the Merger is not subject to any financing condition. Upon termination of the Merger Agreement under certain circumstances, we may be obligated to pay CoStar a termination fee of $25.8 million. Similarly, upon termination of the Merger Agreement in the event necessary antitrust approval is not obtained, CoStar may be obligated to pay us a termination fee of $51.6 million. Concurrently with the execution of the Merger Agreement, our directors and certain of our executive officers and significant stockholders entered into a voting and support agreement (the “Support Agreement”) with CoStar and us. We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement.
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
     Our registered members have grown to approximately 5.0 million as of June 30, 2011, from approximately 4.6 million as of December 31, 2010, and 3.9 million as of December 31, 2009. The number of monthly unique visitors to our marketplace averaged approximately 2.0 million in the second quarter of 2011. Our premium members were 71,971 as of June 30, 2011, compared to 68,608 as of December 31, 2010, and 68,378 as of December 31, 2009. The average monthly subscription price paid by our premium members has increased to $66.73 in the second quarter of 2011, from $66.59 in 2010, and $66.03 in 2009. Our average monthly cancellation rate in the second quarter of 2011 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 66% of our revenue in the second quarter of 2011, compared to 71% of our revenues in 2010, and 75% in 2009. The number of listings on our marketplace has increased to 829,021 as of June 30, 2011, from 788,330 as of December 31, 2010, and 732,503 as of December 31, 2009. The number of property profiles that were viewed by visitors of LoopNet grew to 79.6 million in the second quarter of 2011, compared to 51.5 million in the second quarter of 2010. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, Property Comps, Property Facts, Professional Profile, LandsofAmerica, and LandAndFarm) was 93,161 as of June 30, 2011, and the average monthly revenue per unique paying subscriber during the second quarter of 2011 was $59.76.
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
     While we continued investing in our business throughout 2009 and 2010, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2011, we intend to invest several million dollars on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, organically develop new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.
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
     These planned investments, which extend throughout the organization to include product development, data aggregation, sales & marketing, and possible M&A related efforts, among others, are being made to position our business for long-term growth, and in anticipation of the gradual increase in activity that we believe could occur in 2011. This investment strategy is focused on accelerating our revenue growth and market share gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.
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
     We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.73 per month during the second quarter of 2011, compared to $66.59 per month during 2010, and $66.03 during 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.
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
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.5	14.8	15.3	15.0

Gross margin	84.5	85.2	84.7	85.0

Operating expenses
Sales and marketing	21.6	24.2	22.2	24.5
Technology and product development	15.2	17.8	15.4	17.7
General and administrative	16.8	26.7	19.9	25.3
Amortization of acquired intangible assets	2.5	3.0	2.4	3.0

Total operating expenses	56.1	71.7	60.0	70.5

Income from operations	28.4	13.5	24.7	14.5

Interest and other (expense) income, net	(1.4)	(1.7)	(1.0)	(1.6)

Income before tax	27.0	11.9	23.7	12.9
Income tax expense	10.0	2.6	8.8	3.8

Net income	17.1	9.2	14.9	9.1

Convertible preferred stock accretion of discount	(0.4)	(0.4)	(0.4)	(0.4)

Net income applicable to common stockholders	16.6%	8.9%	14.5%	8.7%

Comparison of Three Months Ended June 30, 2010 and 2011
     Revenues

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Revenues	$19,364	$21,619	$2,255	11.6%
Premium members at June 30	69,368	71,971	2,603	3.8%
     The increase in revenues was due to a combination of a higher premium membership base, higher revenue from our Property Comps product and the favorable impact of prior year acquisitions in the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010.
     We currently anticipate that revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.
     Cost of Revenues

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Cost of revenues	$3,001	$3,193	$192	6.4%
Percentage of revenues	15.5%	14.8%
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
     The increase in cost of revenues was due primarily to an increase in internet connectivity costs and salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.
     We expect cost of revenues to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to invest in current and new products and services.
     Sales and Marketing

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Sales and marketing	$4,191	$5,234	$1,043	24.9%
Percentage of revenues	21.6%	24.2%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due to an increase in the number of sales personnel, higher commissions and higher advertising costs.
     We expect sales and marketing expenses to potentially increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers and market new products and services.
     Technology and Product Development

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Technology and product development	$2,948	$3,852	$904	30.7%
Percentage of revenues	15.2%	17.8%
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
     General and Administrative

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
General and administrative	$3,244	$5,776	$2,532	78.1%
Percentage of revenues	16.8%	26.7%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.
     The increase in general and administrative expenses was due primarily to higher legal costs associated with the potential Merger. The three month period ended June 30, 2010 included an insurance recovery settlement related to past litigation costs of $1,186,000.
     We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to build-out our organization to accommodate future growth.
     Amortization of acquired intangible assets

	Three Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Amortization of acquired intangible assets	$481	$641	$160	33.3%
Percentage of revenues	2.5%	3.0%
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
     Stock-Based Compensation

	Three Months Ended June 30,
			Increase/	Percent
	2010	2011	(Decrease)	Change
		(Dollars in thousands)
Cost of revenue	$154	$130	$(24)	(15.6)%
Sales and marketing	444	493	49	11.0%
Technology and product development	684	684	0	0.0%
General and administrative	810	789	(21)	(2.6)%

Total	$2,092	$2,096	$4	0.2%

     Expenses associated with stock-based compensation increased by $4,000 to $2,096,000 in the three month period ended June 30, 2011 compared to $2,092,000 in the three month period ended June 30, 2010.
     Interest and other (expense) income, net
     Interest and other (expense) income increased by $94,000 to $358,000 of expense in the three month period ended June 30, 2011, from $264,000 of expense in the three month period ended June 30, 2010. The increase was due primarily to higher losses realized from our equity investments.
     Income Tax Expense
     We recorded a provision for income taxes of $0.6 million for the three month period ended June 30, 2011, based upon a 29.5% effective tax rate for the full year of 2011. The effective tax rate is based upon our estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, our provision for income taxes will change as well.

Comparison of Six Months Ended June 30, 2010 and 2011
     Revenues

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Revenues	$38,186	$42,332	$4,146	10.9%
Premium members at June 30	69,368	71,971	2,603	3.8%
     The increase in revenues was due to a combination of a higher premium membership base, higher revenue from our Property Comps product and the favorable impact of prior year acquisitions in the six month period ended June 30, 2011 as compared to the six month period ended June 30, 2010.
     Cost of Revenues

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Cost of revenues	$5,848	$6,350	$502	8.6%
Percentage of revenues	15.3%	15.0%
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
     The increase in cost of revenues was due primarily to an increase in internet connectivity costs and salaries and benefit costs related to data quality, data import and customer support personnel, which was required in order to support our increased property listing and user activity.
     Sales and Marketing

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Sales and marketing	$8,481	$10,367	$1,886	22.2%
Percentage of revenues	22.2%	24.5%
     Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.
     The increase in sales and marketing expenses was due to an increase in the number of sales personnel, increased commissions and higher advertising costs.
     Technology and Product Development

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Technology and product development	$5,896	$7,511	$1,615	27.4%
Percentage of revenues	15.4%	17.7%
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
     General and Administrative

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
General and administrative	$7,615	$10,700	$3,085	40.5%
Percentage of revenues	19.9%	25.3%
     General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

     The increase in general and administrative expenses was due primarily to higher legal costs associated with the potential Merger. The six month period ended June 30, 2010 included an insurance recovery settlement related to past litigation costs of $1,186,000.
     Amortization of acquired intangible assets

	Six Months Ended June 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Amortization of acquired intangible assets	$926	$1,282	$356	38.4%
Percentage of revenues	2.4%	3.0%
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
     The increase in amortization of acquired intangible assets was due primarily to the acquisitions in 2010.
     Stock-Based Compensation

	Six Months Ended June 30,
			Increase/	Percent
	2010	2011	(Decrease)	Change
		(Dollars in thousands)
Cost of revenue	$282	$260	$(22)	(7.8)%
Sales and marketing	929	1,078	149	16.0%
Technology and product development	1,367	1,485	118	8.6%
General and administrative	1,637	1,784	147	9.0%

Total	$4,215	$4,607	$392	9.3%

     Expenses associated with stock-based compensation increased by $392,000 to $4,607,000 in the six month period ended June 30, 2011 compared to $4,215,000 in the six month period ended June 30, 2010. The increase was due primarily to stock option and restricted stock unit grants for employees hired and additional grants to existing employees.
     Interest and other (expense) income, net
     Interest and other (expense) income increased by $308,000 to $676,000 of expense in the six month period ended June 30, 2011, from $368,000 of expense in the six month period ended June 30, 2010. The increase was due primarily to higher losses realized from our equity investments.
     Income Tax Expense
     We recorded a provision for income taxes of $1.6 million for the six month period ended June 30, 2011, based upon a 29.5% effective tax rate for the full year of 2011. The effective tax rate is based upon our estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, our provision for income taxes will change as well.
Liquidity and Capital Resources
     The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2010	2011
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$8,213	$11,468
Cash used in investing activities	(13,763)	(3,451)
Cash provided by (used in) financing activities	(23,010)	7,769
     As of June 30, 2011, our cash, cash equivalents and short-term investments totaled $108.1 million, compared to $100.5 million in cash, cash equivalents and short-term investments as of June 30, 2010.
     Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities
     Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $11.5 million and $8.2 million in the six month periods ended June 30, 2011 and 2010, respectively.
Investing Activities
     Cash used in investing activities in the six month period ended June 30, 2011 of $3.5 million was attributable to capital expenditures of $2.5 million for the purchase of computer equipment, office equipment and furniture and the purchase of investments of $1.0 million.
     Cash used in investing activities in the six month period ended June 30, 2010 of $13.8 million was attributable to capital expenditures of $0.8 million for the purchase of computer equipment, office equipment and furniture, the purchase of investments of $3.0 million and $10.0 million for the acquisitions of BizQuest, Reaction Web and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.
Financing Activities
     Cash provided by financing activities in the six month period ended June 30, 2011 of $7.8 million was primarily attributable to the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options, partially offset by tax withholdings related to net share settlements of restricted stock units.
     Cash used in financing activities in the six month period ended June 30, 2010 of $23.0 million was primarily attributable to the Company’s stock repurchases in the amount of $23.7 million, partially offset by the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options.
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
     ( b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The Company and its board of directors and CoStar have been named as defendants in three putative class action lawsuits brought by alleged stockholders challenging our proposed merger with CoStar. Two of the actions, Raymond E. Williams Jr. v. LoopNet, Inc., et al. and Ronald T. West v. Richard Boyle, et al., were filed on or around May 3, 2011 and Ronald T. West v. Richard Boyle, et al. was amended on May 20, 2011. The third action, Karin Cahill v. LoopNet, Inc., et al., was filed on June 3, 2011. All three actions were filed in the Superior Court of California, County of San Francisco. The complaints generally allege, among other things, that each member of the board breached his fiduciary duties to the Company’s stockholders by authorizing the sale of the Company to CoStar for consideration that does not maximize value to the shareholders and engineering the transaction to benefit themselves without regard to the Company’s shareholders. The complaints also generally allege that the Company (and, in the case of the Ronald T. West action, CoStar) aided and abetted the breaches of fiduciary duty allegedly committed by the members of the board and made incomplete or materially misleading disclosures about the proposed transaction. The shareholder actions seek equitable relief, including an injunction against consummating the merger.
     On June 21, 2011, counsel for the parties in the lawsuits entered into a memorandum of understanding in which they agreed on the terms of a settlement of all litigation, which would include the dismissal with prejudice of all claims against all of the defendants. The proposed settlement is conditional upon, among other things, the execution of an appropriate stipulation of settlement, consummation of the merger and final approval of the proposed settlement by the court. In addition, in connection with the settlement and as provided in the memorandum of understanding, the parties contemplate that plaintiff’s counsel will seek an award of attorneys’ fees and expenses as part of the settlement. There can be no assurance that the Merger will be consummated, that the parties ultimately will enter into a stipulation of settlement or that the court will approve the settlement even if the parties enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated. The settlement will not affect the amount of the merger consideration that the Company’s stockholders are entitled to receive in the Merger.
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
Risks Related to our Pending Merger with CoStar
Completion of the Merger is subject to various conditions, including the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended.
     Consummation of the Merger is subject to customary conditions, including approval of the Merger by our stockholders, which was obtained on July 11, 2011 at a special meeting of stockholders, the absence of legal restraints and the receipt of requisite antitrust approval. With respect to the required antitrust approval, both CoStar and the Company filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. On June 30, 2011, CoStar and the Company received a Request for Additional Information (commonly referred to as a “second request”) from the FTC in connection with its review of the Merger. The second request extends the waiting period imposed by the HSR Act until 30 days after the parties have substantially complied with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC.
     Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. For example, the FTC may require divestitures or changes relating to the operations or assets of the Company and CoStar to obtain clearance or approval under the HSR Act. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.
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
     For example, as of June 30, 2011, approximately 24% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.
Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.
     Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandsofAmerica and LandAndFarm marketplaces, Property Comps and Property Facts subscribers, REApplications users and advertising and lead generation customers. The majority of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent, although the cancellation rate in the past three quarters was the lowest it has been in three years, falling within our expected range of 4.5% to 6.5%. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.
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
     Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 829,021 as of June 30, 2011, from 788,330 as of December 31, 2010 and 732,503 as of December 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.
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
     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 36% of our outstanding shares of common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 6. Exhibits.
Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOOPNET, INC.
Date: August 5, 2011	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: August 5, 2011	By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and Senior Vice President, Finance and Administration Principal Financial or Accounting Officer

EXHIBIT INDEX
Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification (CEO)

31.2	Rule 13a-14(a)/15d-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO)

32.2	Section 1350 Certification (CFO)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.