Form 10-Q
period 2011-09-30
LoopNet, Inc.
filed 2011-11-03
CIK 1353209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of October 25, 2011, there were 33,708,808 shares of the registrant’s common stock outstanding.

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

LOOPNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,773	$113,067
Short-term investments	3,512	3,517
Accounts receivable, net of allowance of $236 and $265	1,494	2,055
Prepaid expenses and other current assets	1,095	2,933
Deferred income taxes, net	1,317	1,315

Total current assets	96,191	122,887

Property and equipment, net	2,010	3,483
Goodwill	41,507	41,507
Intangibles, net	8,940	7,021
Deferred income taxes, net, non-current	17,134	17,069
Deposits and other non-current assets	6,208	6,900

Total assets	$171,990	$198,867

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$471	$929
Accrued liabilities and other current liabilities	3,393	5,985
Accrued compensation and benefits	3,522	3,958
Deferred revenue	8,888	9,653

Total current liabilities	16,274	20,525

Other long-term liabilities	2,491	2,941
Commitments and contingencies
Series A convertible preferred stock	48,546	48,800
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 32,183,836 and 33,501,924 shares outstanding	40	41
Additional paid in capital	132,019	149,447
Other comprehensive loss	(389)	(421)
Treasury stock, at cost, 7,682,261 and 7,682,962 shares	(86,220)	(86,227)
Retained earnings	59,229	63,761

Total stockholders’ equity	104,679	126,601

Total liabilities and stockholders’ equity	$171,990	$198,867

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
	(unaudited)
Revenues	$19,779	$22,214	$57,965	$64,546
Cost of revenue (1)	3,015	3,230	8,863	9,580

Gross margin	16,764	18,984	49,102	54,966

Operating expenses:
Sales and marketing (1)	4,093	5,259	12,574	15,627
Technology and product development (1)	3,157	3,852	9,053	11,363
General and administrative (1)	4,496	7,598	12,111	18,298
Amortization of acquired intangible assets	516	638	1,442	1,920

Total operating expenses	12,262	17,347	35,180	47,208

Income from operations	4,502	1,637	13,922	7,758
Interest and other (expense) income, net	(301)	(391)	(670)	(1,067)

Income before tax	4,201	1,246	13,252	6,691
Income tax expense	1,463	300	4,809	1,905

Net income	2,738	946	8,443	4,786
Convertible preferred stock accretion of discount	(85)	(85)	(254)	(254)

Net income applicable to common stockholders	$2,653	$861	$8,189	$4,532

Net income per share
Basic	$0.07	$0.02	$0.20	$0.11

Diluted	$0.06	$0.02	$0.19	$0.10

Weighted average shares
Basic	39,569	40,872	40,947	40,377

Diluted	41,461	44,454	42,577	43,423

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$132	$124	$414	$384
Sales and marketing	409	518	1,338	1,596
Technology and product development	675	680	2,042	2,165
General and administrative	798	763	2,435	2,547

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2010	2011
	(unaudited)
Cash flows from operating activities:
Net income	$8,443	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,499	3,119
Stock-based compensation	6,229	6,692
Tax benefits from exercise of stock options	(611)	(2,107)
Deferred income tax	(2,154)	66
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(441)	(562)
Prepaid expenses and other assets	630	1,039
Accounts payable	51	458
Accrued expenses and other liabilities	235	3,041
Accrued compensation and benefits	375	436
Deferred revenue	115	766

Net cash provided by operating activities	15,371	17,734

Cash flows from investing activities:
Purchase of property and equipment	(934)	(2,670)
Purchase of investments	(3,485)	(1,500)
Acquisitions, net of acquired cash	(22,077)	—

Net cash used in investing activities	(26,496)	(4,170)

Cash flows from financing activities:
Net proceeds from exercise of stock options	873	9,349
Tax withholdings related to net share settlements of restricted stock units	(237)	(719)
Repurchase of common stock	(31,664)	(7)
Tax benefits from exercise of stock options	611	2,107

Net cash provided by (used in) financing activities	(30,417)	10,730

Net increase (decrease) in cash and cash equivalents	(41,542)	24,294
Cash and cash equivalents at beginning of period	125,571	88,773

Cash and cash equivalents at end of period	$84,029	$113,067

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

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million during the third quarter of 2011, compared with approximately 1.5 million during 2010, and approximately 985,000 during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of September 30, 2011, the LoopNet online marketplace contained 824,761 listings.

The Company derives most of its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings.

On April 27, 2011, LoopNet and the CoStar Group, Inc. (“CoStar”) announced the signing of a merger agreement for the acquisition of LoopNet by CoStar (the “Merger”), which was approved by LoopNet’s stockholders at a special meeting on July 11, 2011. Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended, and satisfaction or waiver of the other closing conditions specified in the merger agreement. See “Note 9—Pending Merger with CoStar” for more information.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2011, the statements of income for the three and nine months ended September 30, 2010 and 2011 and the statements of cash flows for the nine months ended September 30, 2010 and 2011 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2010 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 2 — Earnings Per Share (EPS)

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		(unaudited)
Weighted average common shares outstanding	32,129	33,432	33,507	32,937
Convertible preferred stock	7,440	7,440	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	39,569	40,872	40,947	40,377
Add dilutive common equivalents:
Stock options	1,391	2,740	1,243	2,292
Restricted stock units	501	842	387	754

Shares used to compute diluted net income applicable to common shareholders	41,461	44,454	42,577	43,423

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		(unaudited)
Stock options	3,495	330	3,882	1,502
Restricted stock units	34	—	41	—

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		(unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$2,738	$946	$8,443	$4,786
Convertible preferred stock accretion of discount	(85)	(85)	(254)	(254)

Net income applicable to common shareholders	$2,653	$861	$8,189	$4,532

Shares used to compute basic net income applicable to common shareholders	39,569	40,872	40,947	40,377

Basic net income per share applicable to common shareholders	$0.07	$0.02	$0.20	$0.11

Calculation of diluted net income per share applicable to common shareholders:
Net Income	$2,738	$946	$8,443	$4,786
Convertible preferred stock accretion of discount	(85)	(85)	(254)	(254)

Net income applicable to common shareholders	$2,653	$861	$8,189	$4,532

Shares used to compute diluted net income applicable to common shareholders	41,461	44,454	42,577	43,423

Dilutive net income per share applicable to common shareholders	$0.06	$0.02	$0.19	$0.10

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

The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three and nine month periods ended September 30, 2011, the Company recorded accretion on the issuance costs of $85,000 and $254.000, respectively.

Note 5 — Stock Plan

Stock Plan Activity

Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006.

A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	Contractual	Number of	Exercise	Contractual
	Shares	Price	Life (Years)	Shares	Price	Life (Years)
Outstanding at December 31, 2010	8,953,668	$9.75	4.9	4,548,818	$9.73	4.1
Granted	868,000	$11.93
Exercised	(1,155,189)	$8.09
Cancelled	(184,045)	$14.30

Outstanding at September 30, 2011 (unaudited)	8,482,434	$10.09	4.5	4,487,357	$10.11	3.7

Included in the options outstanding at September 30, 2011 are 1,440,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	1,403,750	$9.98	3.7
Granted	230,000	$11.71
Vested	(218,125)	$9.64
Cancelled	—	$—

Outstanding at September 30, 2011 (unaudited)	1,415,625	$10.30	3.4

Included in the restricted stock units outstanding at September 30, 2011 are 690,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company has determined that the performance condition criteria have not been met to date, and therefore recognition of the compensation expense for these options has been deferred.

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

In connection with this guidance, the Company reviews and updates, among other things, its forfeiture rate, expected term and volatility assumptions. Commencing in the first quarter of 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to the first quarter of 2011, the Company used the simplified method to calculate the weighted average expected life of the options. The estimated volatility for the nine month period ended September 30, 2011 reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Due to the pending merger with CoStar, no options were granted in the third quarter of 2011. The fair value of each option for the three and nine month periods are estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
		(unaudited)
Risk-free interest rate	1.55%	n/a	2.07%	1.99%
Expected volatility	47%	n/a	47%	49%
Expected life (in years)	4.6	n/a	4.6	3.7
Dividend yield	0%	n/a	0%	0%

The weighted-average fair value of options granted during the three month period ended September 30, 2010 was $4.54, and during the nine month periods ended September 30, 2010 and 2011 was $4.31 and $4.71, respectively, using the Black-Scholes method.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The total stock-based compensation has been allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
		(unaudited)
Cost of revenue	$132	$124	$414	$384
Sales and marketing	409	518	1,338	1,596
Technology and product development	675	680	2,042	2,165
General and administrative	798	763	2,435	2,547

Total	$2,014	$2,085	$6,229	$6,692

Note 6 — Income Taxes

The Company recorded a provision for income taxes of $1.9 million for the nine month period ended September 30, 2011, based upon a 28.5% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.

Note 7 — Stock Repurchases

The Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million of the Company’s common stock on July 30, 2008. During 2008, the Company repurchased $54.6 million of the Company’s common stock. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases, of which $43.3 million remained available as of September 30, 2011.

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

As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and the Company filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between CoStar and the Company was scheduled to expire on June 30, 2011. As previously announced, on June 30, 2011, CoStar and the Company each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. CoStar and the Company have been working cooperatively with the FTC in connection with its review and expect to certify substantial compliance with the second request shortly. At the FTC’s request, CoStar and the Company have agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. While the parties remain hopeful that the FTC will complete its review in a time frame that would permit the Merger to close by the end of 2011, the current timing is such that it is quite possible that the Merger may not close by such time. Consummation of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. Consummation of the Merger is not subject to any financing condition.

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

Overview

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million per month during the third quarter of 2011, compared with approximately 1.5 million per month during 2010, and 985,000 per month during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 65% of our revenue in the third quarter of 2011, compared with 71% of our revenues in 2010, and 75% in 2009, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.

Recent Developments

On April 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”) and Lonestar Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of CoStar (“Merger Subsidiary”), pursuant to which Merger Subsidiary will be merged with and into us (the “Merger”), with LoopNet surviving as a wholly-owned subsidiary of CoStar. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Consideration”). The holders of our Series A Preferred Stock will receive the Common Stock Consideration on an as-converted basis. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each of our outstanding equity awards (including stock options and restricted stock units), whether vested or unvested, will be cancelled in exchange for cash and/or shares of CoStar common stock (depending on the type of award and the exercise price of the award, if any) based on the Common Stock Consideration less, in the case of a stock option, the per share exercise price. On July 11, 2011, at a special meeting of the Company’s stockholders, the Merger was approved by the holders of a majority of the outstanding shares of our common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis. Both we and CoStar filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”) on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between us and CoStar was scheduled to expire on June 30, 2011. As previously announced, on June 30, 2011, CoStar and we each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. We and CoStar have been working cooperatively with the FTC in connection with its review and expect to certify substantial compliance with the second request shortly. At the FTC’s request, we and CoStar have agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. While the parties remain hopeful that the FTC will complete its review in a time frame that would permit the Merger to close by the end of 2011, the current timing is such that it is quite possible that the Merger may not close by such time. Consummation of the Merger remains subject to the expiration or termination of the waiting period under the HSR Act and other customary closing conditions. Consummation of the Merger is not subject to any financing condition. Upon termination of the Merger Agreement under certain circumstances, we may be obligated to pay CoStar a termination fee of $25.8 million. Similarly, upon termination of the Merger Agreement in the event necessary antitrust approval is not obtained, CoStar may be obligated to pay us a termination fee of $51.6 million. Concurrently with the execution of the Merger Agreement, our directors and certain of our executive officers and significant stockholders entered into a voting and support agreement (the “Support Agreement”) with CoStar and us. We cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement.

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

Our registered members have grown to approximately 5.2 million as of September 30, 2011, from approximately 4.6 million as of December 31, 2010, and 3.9 million as of December 31, 2009. The number of monthly unique visitors to our marketplace averaged approximately 2.0 million in the third quarter of 2011. Our premium members were 73,283 as of September 30, 2011, compared to 68,608 as of December 31, 2010, and 68,378 as of December 31, 2009. The average monthly subscription price paid by our premium members was $66.34 in the third quarter of 2011, compared to $66.59 in 2010, and $66.03 in 2009. Our average monthly cancellation rate in the third quarter of 2011 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 65% of our revenue in the third quarter of 2011, compared to 71% of our revenues in 2010, and 75% in 2009. The number of listings on our marketplace has increased to 824,761 as of September 30, 2011, from 788,330 as of December 31, 2010, and 732,503 as of December 31, 2009. The number of property profiles that were viewed by visitors of LoopNet grew to 84.8 million in the third quarter of 2011, compared to 64.2 million in the third quarter of 2010. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, Property Comps, Property Facts, Professional Profile, LandsofAmerica, and LandAndFarm) was 94,793 as of September 30, 2011, and the average monthly revenue per unique paying subscriber during the third quarter of 2011 was $60.01.

The commercial real estate (“CRE”) industry has experienced and continues to experience challenging times, although certain segments of our industry have shown signs of increasing stabilization and modest improvement in transaction volumes. Industry-wide improvement, however, has been uneven, with most segments of the industry, particularly those involving smaller property transactions, remaining weak as compared to normalized historical standards. To capitalize on the CRE industry’s shifting dynamics in 2011 and beyond, we are currently focused on initiatives to increase our long-term value and expand the breadth and depth of the products and services we provide to our customers, which we believe will extend our leadership position and maximize our opportunities. To this end, we have been increasing the rate of investment in our business through execution of our strategy and business plan, ongoing investments in our existing products and services and investments in new organic initiatives.

While we continued investing in our business throughout 2009 and 2010, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2011, we are investing several million dollars on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, organically develop new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.

A significant area of investment for us has been, and will likely continue to be, our Property Facts, formally known as Property Research Database product. Introduced in May 2010, Property Facts uses a hybrid approach that combines user-generated marketplace data with a variety of other information sources. We believe there are significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices below traditional alternatives—particularly as we enter what we believe may be the early stage of a market recovery. We have been gathering and responding to customer feedback and continue to refine the Property Facts product. In March 2011, we began selling access to this service independent of Premium Membership in addition to continuing to offer bundles of complimentary products and services to our subscribers and customers.

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

These planned investments, which extend throughout the organization to include product development, data aggregation, sales & marketing, and possible M&A related efforts, among others, are being made to position our business for long-term growth. This investment strategy is focused on accelerating our revenue growth and market share gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.

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

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.34 per month during the third quarter of 2011, compared to $66.59 per month during 2010, and $66.03 during 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.

We also generate revenue from Property Comps, by charging a flat monthly fee to access our database of recent commercial real estate transactions or a per transaction fee for individual transactions; Property Facts, for which we charge a flat monthly fee to access our database of commercial property information or a per property record fee for individual property record purchases; LoopLink, which we license to commercial real estate brokerage firms who pay a monthly, quarterly or annual fee; and, BizBuySell and BizQuest, for which we charge a flat monthly fee for business brokers to market their listings or a per listing fee for owners to market their own listings. Revenues from other sources include advertising and lead generation revenues from both our LoopNet and business-for-sale marketplaces, which are recognizedratably over the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements. To date, the duration of our advertising commitments has generally averaged two to three months.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the past several years, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
		(unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.2	14.5	15.3	14.8

Gross margin	84.8	85.5	84.7	85.2

Operating expenses
Sales and marketing	20.7	23.7	21.7	24.2
Technology and product development	16.0	17.3	15.6	17.6
General and administrative	22.7	34.2	20.9	28.3
Amortization of acquired intangible assets	2.6	2.9	2.5	3.0

Total operating expenses	62.0	78.1	60.7	73.1

Income from operations	22.8	7.4	24.0	12.0
Interest and other (expense) income, net	(1.5)	(1.8)	(1.2)	(1.7)

Income before tax	21.2	5.6	22.9	10.4
Income tax expense	7.4	1.4	8.3	3.0

Net income	13.8	4.3	14.6	7.4
Convertible preferred stock accretion of discount	(0.4)	(0.4)	(0.4)	(0.4)

Net income applicable to common stockholders	13.4%	3.9%	14.1%	7.0%

Comparison of Three Months Ended September 30, 2010 and 2011

Revenues

	Three Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Revenues	$19,779	$22,214	$2,435	12.3%
Premium members at September 30	69,363	73,283	3,920	5.7%

The increase in revenues was due to a combination of a higher premium membership base, higher revenue from our Property Comps and Property Facts products and the favorable impact of prior year acquisitions in the three month period ended September 30, 2011 as compared to the three month period ended September 30, 2010.

We currently anticipate that revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers, although revenue in the fourth quarter of 2011 may decline slightly as a result of the normal slow-down during the end-of-year holiday period.

Cost of Revenues

	Three Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Cost of revenues	$3,015	$3,230	$215	7.1%
Percentage of revenues	15.2%	14.5%

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

Sales and Marketing

	Three Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Sales and marketing	$4,093	$5,259	$1,166	28.5%
Percentage of revenues	20.7%	23.7%

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

Technology and Product Development

	Three Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Technology and product development	$3,157	$3,852	$695	22.0%
Percentage of revenues	16.0%	17.3%

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

General and Administrative

	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30,
	2010	2011	Increase	Percent Change
		(Dollars in thousands)
General and administrative	$4,496	$7,598	$3,102	69.0%
Percentage of revenues	22.7%	34.2%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher legal costs and acquisition related costs associated with the potential Merger.

We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues, as we continue to incur costs associated with the potential Merger.

Amortization of acquired intangible assets

	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30,
	2010	2011	Increase	Percent Change
		(Dollars in thousands)
Amortization of acquired intangible assets	$516	$638	$122	23.6%
Percentage of revenues	2.6%	2.9%

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

Stock-Based Compensation

	$00,000	$00,000	$00,000	$00,000
	Three Months Ended September 30,
	2010	2011	Increase/ (Decrease)	Percent Change
		(Dollars in thousands)
Cost of revenue	$132	$124	$(8)	(6.1)%
Sales and marketing	409	518	109	26.7%
Technology and product development	675	680	5	0.7%
General and administrative	798	763	(35)	(4.4)%

Total	$2,014	$2,085	$71	3.5%

Expenses associated with stock-based compensation increased by $71,000 to $2,085,000 in the three month period ended September 30, 2011 compared to $2,014,000 in the three month period ended September 30, 2010.

Interest and other (expense) income, net

Interest and other (expense) income increased by $90,000 to $391,000 of expense in the three month period ended September 30, 2011, from $301,000 of expense in the three month period ended September 30, 2010. The increase was due primarily to higher losses realized from our equity investments.

Income Tax Expense

We recorded a provision for income taxes of $0.3 million for the three month period ended September 30, 2011, based upon a 28.5% effective tax rate for the full year of 2011. The effective tax rate is based upon our estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, our provision for income taxes will change as well.

Comparison of Nine Months Ended September 30, 2010 and 2011

Revenues

	Nine Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Revenues	$57,965	$64,546	$6,581	11.4%
Premium members at September 30	69,363	73,283	3,920	5.7%

The increase in revenues was due to a combination of a higher premium membership base, higher revenue from our Property Comps and Property Facts products and the favorable impact of prior year acquisitions in the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010.

Cost of Revenues

	Nine Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Cost of revenues	$8,863	$9,580	$717	8.1%
Percentage of revenues	15.3%	14.8%

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

Sales and Marketing

	Nine Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Sales and marketing	$12,574	$15,627	$3,053	24.3%
Percentage of revenues	21.7%	24.2%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The increase in sales and marketing expenses was due to an increase in the number of sales personnel, increased commissions and higher advertising costs.

Technology and Product Development

	Nine Months Ended September 30,
				Percent
	2010	2011	Increase	Change
		(Dollars in thousands)
Technology and product development	$9,053	$11,363	$2,310	25.5%
Percentage of revenues	15.6%	17.6%

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

General and Administrative

	Nine Months Ended September 30,
	2010	2011	Increase	Percent Change
		(Dollars in thousands)
General and administrative	$12,111	$18,298	$6,187	51.1%
Percentage of revenues	20.9%	28.3%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher legal costs and acquisition related costs associated with the potential Merger. The nine month period ended September 30, 2010 included an insurance recovery settlement related to past litigation costs of $1,186,000.

Amortization of acquired intangible assets

	Nine Months Ended September 30,
	2010	2011	Increase	Percent Change
		(Dollars in thousands)
Amortization of acquired intangible assets	$1,442	$1,920	$478	33.1%
Percentage of revenues	2.5%	3.0%

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

The increase in amortization of acquired intangible assets was due primarily to the acquisitions in 2010.

Stock-Based Compensation

	Nine Months Ended September 30,
	2010	2011	Increase/ (Decrease)	Percent Change
		(Dollars in thousands)
Cost of revenue	$414	$384	$(30)	(7.2)%
Sales and marketing	1,338	1,596	258	19.3%
Technology and product development	2,042	2,165	123	6.0%
General and administrative	2,435	2,547	112	4.6%

Total	$6,229	$6,692	$463	7.4%

Expenses associated with stock-based compensation increased by $463,000 to $6,692,000 in the nine month period ended September 30, 2011 compared to $6,229,000 in the nine month period ended September 30, 2010. The increase was due primarily to stock option and restricted stock unit grants for employees hired and additional grants to existing employees.

Interest and other (expense) income, net

Interest and other (expense) income increased by $397,000 to $1,067,000 of expense in the nine month period ended September 30, 2011, from $670,000 of expense in the nine month period ended September 30, 2010. The increase was due primarily to higher losses realized from our equity investments.

Income Tax Expense

We recorded a provision for income taxes of $1.9 million for the nine month period ended September 30, 2011, based upon a 28.5% effective tax rate for the full year of 2011. The effective tax rate is based upon our estimated fiscal 2011 income before the provision for income taxes. To the extent the estimate of fiscal 2011 income before the provision for income taxes changes, our provision for income taxes will change as well.

Liquidity and Capital Resources

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$15,371	$17,734
Cash used in investing activities	(26,496)	(4,170)
Cash provided by (used in) financing activities	(30,417)	10,730

As of September 30, 2011, our cash, cash equivalents and short-term investments totaled $116.6 million, compared to $87.5 million in cash, cash equivalents and short-term investments as of September 30, 2010.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $17.7 million and $15.4 million in the nine month periods ended September 30, 2011 and 2010, respectively.

Investing Activities

Cash used in investing activities in the nine month period ended September 30, 2011 of $4.2 million was attributable to capital expenditures of $2.7 million for the purchase of computer equipment, office equipment and furniture and the purchase of investments of $1.5 million.

Cash used in investing activities in the nine month period ended September 30, 2010 of $26.5 million was attributable to capital expenditures of $0.9 million for the purchase of computer equipment, office equipment and furniture, the purchase of investments of $3.5 million and $22.1 million for the acquisitions of BizQuest, Reaction Web, LandsofAmerica and a contingent purchase price payment related to the July 2008 acquisition of LandAndFarm.

Financing Activities

Cash provided by financing activities in the nine month period ended September 30, 2011 of $10.7 million was primarily attributable to the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options, partially offset by tax withholdings related to net share settlements of restricted stock units.

Cash used in financing activities in the nine month period ended September 30, 2010 of $30.4 million was primarily attributable to the Company’s stock repurchases in the amount of $31.7 million, partially offset by the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options.

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

Consummation of the Merger is subject to customary conditions, including approval of the Merger by our stockholders, which was obtained on July 11, 2011 at a special meeting of stockholders, the absence of legal restraints and the receipt of requisite antitrust approval. With respect to the required antitrust approval, both CoStar and the Company filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the “HSR Act”), on May 31, 2011. As a result, the waiting period under the HSR Act with respect to the proposed merger between CoStar and the Company was scheduled to expire on June 30, 2011. As previously announced, on June 30, 2011, CoStar and the Company each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. CoStar and the Company have been working cooperatively with the FTC in connection with its review and expect to certify substantial compliance with the second request shortly. At the FTC’s request, CoStar and the Company have agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request unless that period is extended voluntarily by the parties or terminated sooner by the FTC. While the parties remain hopeful that the FTC will complete its review in a time frame that would permit the Merger to close by the end of 2011, the current timing is such that it is quite possible that the Merger may not close by such time.

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

For example, as of September 30, 2011, approximately 24% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandsofAmerica and LandAndFarm marketplaces, Property Comps and Property Facts subscribers, REApplications users and advertising and lead generation customers. The majority of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent, although the cancellation rate in the past couple of years has been within our expected range of 4.5% to 6.5%. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 824,761 as of September 30, 2011, from 788,330 as of December 31, 2010 and 732,503 as of December 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

As part of our initiative to increase our long term value and expand the breadth and depth of services we provide to our customers, we have increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, and external investments such as acquisitions and investments in other companies, and expect to continue to do so, subject to the pending Merger. For example, as part of our investment in information services, we recently launched the Property Facts product. We also acquired LandsofAmerica. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2011 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur an impairment charge with respect to such investment. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.

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

Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, we utilize data centers in Virginia, Texas and Colorado for specific services. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events.

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

LOOPNET, INC.

Date: November 3, 2011	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: November 3, 2011	By:	/s/ Brent Stumme
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