Form 10-K
period 2011-12-31
LoopNet, Inc.
filed 2012-02-24
CIK 1353209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $384,732,733 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by certain other persons that may be deemed to be affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 35,243,417 shares of the registrant’s common stock issued and outstanding as of February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13, and 14 of Part III incorporate by reference information from the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2012 Annual Meeting of Stockholders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our pending acquisition by CoStar Group, Inc. including the status of the pending regulatory review and approval of the transaction;

•	our future financial results;

•	our future advertising and marketing activities;

•	our future investments in technology, new products and services or companies; and

•	trends in the commercial real estate market and the general economy.

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

TRADEMARKS AND TRADE NAMES

“LoopNet,” “BizBuySell,” “LoopLink,” “Cityfeet,” “LandAndFarm,” “Reaction Web,” “BizQuest” and “LandsofAmerica” are our registered trademarks in the United States. We also use the marks “Property Comps,” “Property Facts” and “ProspectList.” This annual report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties.

PART I

Item 1.	Business.

Pending Merger

On April 27, 2011, LoopNet, Inc. (“we,” the “Company” or “LoopNet”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc., a Delaware corporation (“CoStar”) under which the LoopNet will become a wholly-owned subsidiary of CoStar (the “Merger”). If the Merger is consummated, each outstanding share of our common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock. As previously disclosed, the holders of our Series A Preferred Stock have delivered contingent conversion notices to us pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger. On July 11, 2011, our stockholders adopted the Merger Agreement at a special meeting of the stockholders.

Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Both we and CoStar filed notification and report forms with the Department of Justice and the United States Federal Trade Commission (the “FTC”) pursuant to the HSR Act on May 31, 2011. As previously announced, on June 30, 2011, we and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. As previously announced, on October 26, 2011, at the request of the FTC, we and CoStar agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request, which was certified by us and CoStar on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. If either we and CoStar, on the one hand, or the FTC Staff, on the other hand, believes that discussions towards a possible consent order are no longer moving forward productively, either may trigger commencement of the 45-day period, in writing, after the expiration of which the waiting period imposed by the HSR Act will expire, unless extended voluntarily by the parties or terminated sooner by the FTC. In addition, we and CoStar have agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012. While there can be no assurance that agreement on the terms of a possible consent order can be reached in a timely manner or at all, we and CoStar believe the discussions with the FTC Staff are currently proceeding constructively and we are hopeful that they will in the near term result in an agreement with the FTC Staff on the terms of such a consent order, subject to FTC approval.

General

LoopNet was incorporated under the laws of the state of California on June 2, 1997, and was reincorporated as a Delaware corporation in May, 2006.

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million during 2011, compared with approximately 1.5 million during 2010, and approximately 985,000 during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of December 31, 2011, the LoopNet online marketplace contained 820,391 listings.

To access significant portions of the LoopNet online marketplace, users must become registered members. Registration requires that a user create a user record, which includes basic contact information such as name and a working email address, and also requires that a user accept our Terms of Service. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet marketplace, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to search LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month, with discounts available for quarterly or annual subscriptions. A customer choosing to cancel a discounted quarterly or annual subscription will receive a refund based on the number of months remaining on the subscription, but may be subject to an adjustment according to the monthly rate rather than the discounted rate. As of December 31, 2011, we had more than 5.5 million registered members, of which 73,550 were premium members.

We believe that our information services help our commercial real estate customers make better business decisions in less time, by providing more transparency into the trends and details of specific regions, property types, properties, and transactions. For example, Property Comps, formally known as Recent Sales allows our customers to access historical sale transaction information on more than one million commercial properties nationwide. In addition, Property Facts, formally known as Property Database, a new product introduced in 2010, aggregates data from the LoopNet marketplace, LoopNet research, leading independent data providers, public records, and LoopNet members, to deliver valuable data on more than 27 million properties in the United States. Key property-specific information present in Property Facts may include owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; property details and photos; and, asking price and asking rent trends, among others.

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

Industry Background

The commercial real estate industry encompasses real estate asset types such as office, industrial, retail, multi-family, hotel, storage and land for development. According to the United States Commerce Department’s Bureau of Economic Analysis, the total value of private nonresidential structures in the United States was approximately $11 trillion as of 2011.

Much like the residential real estate industry, the commercial real estate industry relies primarily on brokers and agents who facilitate sales and leasing transactions for a commission. According to Reuters, the commercial real estate brokerage and management industry in the United States generated approximately $35 billion in combined revenue in 2011. This brokerage system is highly fragmented and, according to Reuters, the top fifty commercial real estate brokerage firms accounted for approximately 25% of industry revenue in 2011.

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

In addition to the brokerage community, industry participants include tenants, owners, property investors and business operators, all of which are actively involved in commercial real estate transactions. Commercial office, industrial, and retail properties are often occupied by operating businesses, which are generally either rent-paying tenants or owners of those properties. According to the Small Business Administration, in 2006 there were approximately 6.0 million operating businesses classified as “employers” and there were another 21.7 million operating businesses which were classified as “non-employers,” such as small family-owned and -operated businesses. We also believe that there are a large number of private investors who actively participate in commercial real estate transactions.

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

The key attributes of our business model include:

Scale in our commercial real estate online marketplace.     We believe we have aggregated a critical mass of commercial real estate agents, property owners, landlords, buyers, tenants and for sale or for lease property listings. As of December 31, 2011, the LoopNet marketplace had approximately 5.5 million registered members; 73,550 premium members; and, was visited by approximately 2.0 million unique visitors per month, on average, during 2011, as reported by comScore Media Metrix. In aggregate, our commercial real estate marketplace contained 820,391 listings of available for sale and for lease properties, as of December 31, 2011, and, during the year ended December 31, 2011, visitors to this marketplace viewed property profiles on our website approximately 330 million times. We believe this critical mass of commercial real estate industry participants and properties listed for-sale or for-lease creates a cycle that helps us to continue to grow our member base and expand our online marketplace. Commercial real estate agents, property owners and landlords are attracted to LoopNet as a result of the large number of potential buyers and tenants, who in turn are attracted to our marketplace by the broad selection of properties listed on our marketplaces.

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

We also provide our customers with single-source access to business-critical information, through our Property Comps and Property Facts offerings. Property Comps provides our customers with access to historical sale transaction information on more than one million commercial properties nationwide, while our Property Facts, delivers valuable data on more than 27 million properties in the United States, including such things as owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; and, property details and photos. We also provide asking price and asking rent trends by region and property-type. We believe these information services complement the commercial real estate marketplace that we operate, by helping our customers make better-informed, more rapid decisions about specific commercial real estate properties, transactions, and business strategies.

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

Benefits to Property Searchers

Access to a large number of detailed and up-to-date property listings.     Our online commercial real estate marketplace contained 820,391 property listings as of December 31, 2011, primarily from the United States. The listings in our marketplaces include all major asset types, such as office, industrial, retail, land and multi-family properties of all sizes. Moreover, our marketplaces allow our members to update their listings and provide significantly more information on a real-time basis. We believe that commercial real estate agents, brokers, buyers, and tenants benefit from the easy, anytime access we provide to an expansive, detailed selection of up-to-date property listings.

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

Our customers access the LoopNet, LandsofAmerica, LandAndFarm, BizBuySell and BizQuest online marketplaces through the following product and service offerings:

Basic and premium membership.     We offer two types of memberships on the LoopNet marketplace. Basic membership is available free-of-charge to anyone who registers at our website, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. Our fee for our LoopNet premium membership averaged $66.39 per month during 2011. The minimum term of a premium membership subscription is one month.

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

	Basic	Premium
	Membership	Membership
Listing Benefits
Detailed Property Listings	✓	✓
MyLoopNet — Listing Management Center	✓	✓
Enhanced Listing Exposure		✓
ProspectList — Lead Generation		✓
Marketing Exposure Statistics		✓
Controlled Access Marketing		✓

	Basic	Premium
	Membership	Membership
Searching Benefits
Listings Search Engine	✓	✓ ✓
MyLoopNet — Searching Management Center	✓	✓
Enhanced Listings Access		✓
PropertyAlert — Email Alerts of New Listings	Weekly	Daily
Reporting and Map-Based Presentations		✓
MapSearch	✓	✓

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

Property Comps.     Property Comps is a comprehensive nationwide database of recent commercial real estate transactions collected from sales initiated through our online marketplace and from third party information providers. Our Property Comps service enables property searchers to review precedent sales data to inform commercial real estate valuation analysis based on asset type, asking and sale price, sale date, property address and size. Property Comps is available for a monthly subscription or on a per-property-record basis.

Property Facts.     Property Facts aggregates data from the LoopNet marketplace, LoopNet research, leading independent data providers, public records, and LoopNet members, to deliver valuable data on more than 27 million properties in the United States. Key property-specific information present in Property Facts may include owner and tenant details; mortgage and lender histories; tax records and assessed values; historical listing information; property details and photos; and, asking price and asking rent trends, among others. Property Facts is currently available for a monthly subscription fee.

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

Sales and Marketing

The main objectives of our sales and marketing department are to increase our base of LoopNet registered members, to build awareness among our members for our suite of products and services and to convert basic members to premium members, Property Comps members and Property Facts members. In addition, some of our sales professionals focus on a specific product, such as our LoopLink service. We also have a team dedicated to selling our advertising products.

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

Our sales team is also responsible for converting our basic members to premium members, Property Comps members and Property Facts members. We believe that encouraging basic members to use our products and services is a highly effective way to promote premium membership. We also communicate the value of our products and services to our basic members through targeted direct marketing including permission-based email and telemarketing.

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

The National Association of REALTORS ® or NAR, its local boards of REALTORS ® , its various affiliates, and third party technology services providers such as ePropertyData, Xceligent, Inc. and Catylist, Inc., have created local, regional or national commercial real estate information and listing services. These services provide commercial real estate for sale and for lease property listings, and transaction comparables, which compete directly with our online commercial real estate marketplace services.

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

There are several providers of commercial real estate information services and analytical products that compete with various LoopNet products and services. These include CoStar Group, CoreLogic, Real Capital Analytics, Reis, Inc., Axiometrics, IPD and Torto Wheaton Research. Providers of public records data offer products and services which also compete directly or indirectly with various LoopNet information services products. In addition, many brokerage and appraisal firms maintain their own proprietary research operations which they may utilize instead of the information services provided by LoopNet or other third party providers.

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

Some business units utilize Unix technology built on RedHat Enterprise Linux and Apache web service in addition to our other technologies. Additionally, we utilize data centers in Virginia, Texas and Colorado for specific services. All of these datacenters have security, environmental, and backup controls equivalent to our primary datacenter.

As part of our normal business operations, we collect and utilize personal information. The use of all personal information is governed by our Terms and Conditions, which are posted on the website. Additionally, the use of personal information is reviewed and certified annually by TRUSTe.

We take steps to protect the personal information we collect and use. All personal information collected is stored in our databases. Access to this information by internal users is protected and controlled by network passwords. Our company has written policies and procedures that our employees must follow to protect against compromising the security of the personal information we collect and maintain, and we communicate those policies and procedures regularly to our employees. Additionally, access to our network, and consequently to the databases, is protected by an industry standard firewall. External access to the network is tested monthly by a third-party security consultant (AmbironTrustWave) for vulnerabilities. All database servers and related equipment are maintained in physically secured environments with access limited to operations personnel only. Data backups are also maintained in a physically secured offsite location with controlled access.

An additional level of protection is implemented for financially sensitive personal information. Information such as credit card numbers is stored on our databases in an encrypted format. This encryption is intended to ensure that anyone gaining access to our servers will still be unable to obtain sensitive information.

Our technology and product development expenses were $10.7 million, $12.2 million, and $17.0 million in 2009, 2010, and 2011, respectively.

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

Employees

As of December 31, 2011, we had 354 employees. None of our employees are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and we consider our employee relations to be good.

Executive Officers

The following table sets forth information about our executive officers as the date hereof.

Name	Age	Position
Richard J. Boyle, Jr.	46	Chief Executive Officer and Chairman of the Board of Directors
Brent Stumme	49	Chief Financial Officer and Senior Vice President, Finance and Administration
Thomas Byrne	45	President and Chief Operating Officer
Jason Greenman	44	Chief Strategy Officer and Senior Vice President, Corporate Development
Wayne Warthen	48	Chief Technology Officer and Senior Vice President, Information Technology
Michael Handelsman	45	Senior Vice President and Group General Manager, Marketplace Verticals
Frederick Saint	46	Senior Vice President, Product and Business Development
Bryan Smith	45	Senior Vice President, Sales and Services

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

Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the HSR Act, and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Both we and CoStar filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act on May 31, 2011. As previously announced, on June 30, 2011, we and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. As previously announced, on October 26, 2011, at the request of the FTC, we and CoStar agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request, which was certified by us and CoStar on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. If either we and CoStar, on the one hand, or the FTC Staff, on the other hand, believes that discussions towards a possible consent order are no longer moving forward productively, either may trigger commencement of the 45-day period, in writing, after the expiration of which the waiting period imposed by the HSR Act will expire, unless extended voluntarily by the parties or terminated sooner by the FTC. In addition, we and CoStar have agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012. As of the date hereof, we and CoStar have not yet reached agreement with the FTC on the terms of a consent order, and there can be no assurance that such agreement will be reached in a timely manner or at all.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. For example, the FTC may require divestitures or changes relating to the operations or assets of us and CoStar to obtain clearance or approval under the HSR Act. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

The pendency of our agreement to be acquired by CoStar and the failure to complete the Merger with CoStar could adversely affect our business.

Our proposed Merger with CoStar was announced on April 27, 2011 and remains pending at this time, subject to regulatory review and approval of the transaction. This ongoing review and the possibility that the Merger may not be completed could cause disruptions in our business. If the proposed Merger is not completed, our stock price will likely fall as the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $25.8 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with our employees, customers and other partners in the business community.

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

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions prevented us from exploring and pursing attractive business opportunities and acquiring businesses and products and continue to do so. This could have a material adverse effect on our future results of operations or financial condition should the Merger not be completed.

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

For example, as of December 31, 2011, approximately 24% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

Our business is largely based on a subscription model, and accordingly, any failure to increase the number of our customers or retain existing customers could cause our revenues to decline.

Our customers include premium members of our LoopNet marketplace, LoopLink users, users of our BizBuySell, BizQuest, Cityfeet, LandsofAmerica and LandAndFarm marketplaces, Property Comps and Property Facts subscribers, REApplications users and advertising and lead generation customers. The majority of our current revenues are generated by subscription fees paid by our premium members. Our growth depends in large part on increasing the number of our free basic members and then converting them into paying premium members, as well as retaining existing premium members. Either category of members may decide not to continue to use our services in favor of alternate services or because of budgetary constraints or other reasons. Since the fourth quarter of 2007, our average monthly cancellation rate for premium members has exceeded our historical rate of three to five percent, although the cancellation rate in the past couple of years, including 2011, has been within our expected range of 4.5% to 6.5%. We believe the higher cancellation rate is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 820,391 as of December 31, 2011, from 788,330 as of December 31, 2010, and 732,503 as of December 31, 2009. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

Our focus on internal and external investments may result in flat revenue growth rates and place downward pressure on our operating margins.

In 2010 and 2011 we increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, to expand the breadth and depth of services we provide to our customers. In 2010, we also made external investments such as acquisitions and investments in other companies, but were limited by the Merger Agreement from doing so in 2011. For example, as part of our investment in information services, we launched the Property Facts product in 2010 and invested in further improvements in 2011. We also acquired LandsofAmerica in 2010 to further our reach in the land-for-sale category. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2012 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur impairment charges with respect to such investments, as we did in the fourth quarter of 2011. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.

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

We have made acquisitions of, and investments in, other companies in the past, but were limited to some extent by the restrictions in the Merger Agreement from doing so in 2011, which restrictions remain in place. In the event the Merger is not completed, we may in the future further expand our markets and services in part through additional acquisitions of, or investments in, other complementary businesses, services, databases and technologies. For example, since October 2004, we made several acquisitions, including BizBuySell, Cityfeet.com Inc., REApplications, Inc., LandAndFarm.com, BizQuest, ReactionWeb and LandsofAmerica. Mergers and acquisitions are inherently risky, and we cannot assure you that our acquisitions will be successful. The successful execution of any acquisition strategy will depend on our ability to identify, negotiate, complete and integrate such acquisitions and, if necessary, obtain satisfactory debt or equity financing to fund those acquisitions. Failure to manage and successfully integrate acquired businesses could harm our business. Acquisitions involve numerous risks, including the following:

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

Our revenues, expenses and operating results have fluctuated in the past and are likely to continue to do so in the future. Our revenues, expenses and operating results may fluctuate from quarter to quarter due to factors including those described below and elsewhere in this Annual Report on Form 10-K:

•	rates of member adoption and retention;

•	changes in our pricing strategy and timing of changes;

•	changes in our marketing or other corporate strategies;

•	our introduction of and investments in new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	the amount and timing of non-cash stock-based charges;

•	costs related to acquisitions of businesses or technologies or impairment charges associated with such investments and acquisitions; and

•	other factors outside of our control.

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

Our technologies and content may not be able to withstand third-party claims of infringement. If we were unable to successfully defend against such claims, we might have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative non-infringing technology or content. Licenses for the infringing technology or content may not be available on reasonable terms, if at all. In addition, developing alternative non-infringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business. See Note 11 to our consolidated financial statements for additional information with respect to certain currently pending legal matters.

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

Additionally, if the Merger is consummated and the Company becomes a wholly-owned subsidiary of CoStar, we cannot assure you that the surviving subsidiary will retain members of our current management and operating personnel in their respective capacities.

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

Our operations depend upon our ability to maintain and protect our computer systems, most of which are located in redundant and independent systems in Los Angeles, California and San Francisco, California. In addition, we utilize data centers in Virginia, Texas, and Colorado for specific services. While we believe that our systems are adequate to support our operations, our systems may be vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires, floods, and general business interruptions, the amount of coverage may not be adequate in any particular case. Furthermore, any damage or disruption could materially impair or prohibit our ability to provide our services, which could significantly impact our business.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report on Form 10-K, whether or not the Merger is completed and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 31% of our outstanding shares of common stock and since the Merger Agreement was signed have been limited in their ability to sell shares of our common stock without the consent of CoStar pursuant to Voting and Support Agreements entered into in connection with the Merger. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, may have the ability to exert control over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders who are executive officers or directors, or who have representatives on our Board of Directors, could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to our other stockholders.

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

Our headquarters are located in San Francisco, California, where we lease approximately 46,157 square feet of office space, pursuant to a lease that expires in 2015. We also lease approximately 38,590 square feet of office space in Glendora, California, pursuant to a lease that expires in 2018. We believe that these facilities are suitable and appropriately support our business needs.

Item 3.	Legal Proceedings.

In April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. (“REAL”) in the U.S. District Court for the Central District of California for alleged infringement of certain patents (“the REAL v. LoopNet Action”). The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and have filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the REAL v. LoopNet Action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”), the REAL v. LoopNet Action was stayed in February 2009, and administratively closed in February 2010. It is possible that REAL may attempt to re-institute the REAL v. LoopNet Action, depending upon the outcome of the earlier filed action, which is currently pending before the U.S. District Court for the Central District of California. At this time, the Company cannot predict the outcome of either the earlier filed action or the REAL v. LoopNet Action, but if the REAL v. LoopNet Action is re-instituted, the Company intends to vigorously defend itself.

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

On January 3, 2012, LoopNet was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorney fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s complaint and filed counterclaims against Civix seeking declaratory relief. No discovery has yet occurred, nor has a trial date been set. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

LoopNet has recently become aware that an entity called Earthcomber, LLC filed a lawsuit against LoopNet on January 18, 2012, in the U.S. District Court for the Northern District of Illinois for alleged infringement of U.S. Patent No. 7,589,628. The complaint seeks unspecified damages, attorneys fees and costs. LoopNet has not yet been served with a copy of the summons and complaint for this lawsuit. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

Currently and from time to time, we are involved in disputes and litigation incidental to the conduct of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are not currently party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock trades on the Nasdaq Global Select Market under the symbol “LOOP.” We have not listed our stock on any other markets or exchanges. The following table shows the high and low sale prices for our common stock as reported by the Nasdaq Global Select Market:

	High	Low
2011
First Quarter	$14.81	$9.94
Second Quarter	$18.95	$13.11
Third Quarter	$18.45	$16.91
Fourth Quarter	$18.80	$17.12
2010
First Quarter	$11.86	$8.86
Second Quarter	$12.72	$8.50
Third Quarter	$12.95	$9.73
Fourth Quarter	$13.08	$10.38

As of February 16, 2012, we had approximately 97 common stockholders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Cumulative Total Return
	Cumulative Total Return
	6/7/2006	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
LOOPNET, INC.	100.00	99.87(1)	93.67(1)	45.47(1)	66.20(1)	74.07(1)	121.87(1)
NASDAQ COMPOSITE INDEX	100.00	112.25	123.26	73.29	105.45	123.29	121.07
S&P NORTH AMERICAN TECH INTERNET TRADING INDEX	100.00	116.95	127.45	67.32	118.18	160.95	159.55

(1)

Based on the initial public offering price of $12.00 per share on June 6, 2006, the cumulative total return is $124.83, $117.08, $56.83, $82.75, $92.58 and $152.33 on 12/29/06, 12/31/07, 12/31/08, 12/31/09, 12/31/10 and 12/31/11, respectfully.

The returns shown on the graph do not necessarily predict future performance. Furthermore, the performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

There were no purchases of shares under our stock repurchase program for the quarter ended December 31, 2011. We currently have $43.3 million available for repurchases of shares under a board authorization of $50.0 million on February 5, 2008, an additional authorization of $50.0 million on July 30, 2008 and an additional $29.6 million on February 3, 2010. We do not expect to repurchase additional shares of our common stock in the open market while the acquisition by CoStar remains pending.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial data set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this annual report on Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2007 and 2008 and the consolidated balance sheet data as of December 31, 2007, 2008 and 2009 are derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The consolidated statements of operations data for each of the three years ended December 31, 2009, 2010 and 2011 and the consolidated balance sheet data as of December 31, 2010 and December 31, 2011 have been derived from our audited consolidated financial statements that are included elsewhere in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$70,729	$86,074	$76,487	$78,002	$86,661
Cost of revenue(1)	8,033	10,858	11,060	12,562	12,784

Gross profit	62,696	75,216	65,427	65,440	73,877
Operating expenses:
Sales and marketing(1)	14,667	18,825	15,064	16,785	23,642
Technology and product development(1)	6,427	9,075	10,707	12,231	16,975
General and administrative(1)	11,997	17,773	20,677	15,693	25,597
Amortization of acquired intangible assets	256	966	1,191	2,083	2,556

Total operating expenses	33,347	46,639	47,639	46,792	68,770

Income from operations	29,349	28,577	17,788	18,648	5,107
Interest and other (expense) income, net	5,046	1,998	211	(2,461)	(3,417)

Income before tax	34,395	30,575	17,999	16,187	1,690
Income tax (benefit) expense	13,268	12,297	6,246	461	(453)

Net income	21,127	18,278	11,753	15,726	2,143
Convertible preferred stock accretion of discount	—	—	(240)	(339)	(339)

Net income applicable to common stockholders	$21,127	$18,278	$11,513	$15,387	$1,804

Net income per share applicable to common stockholders
Basic	$0.55	$0.51	$0.28	$0.38	$0.04

Diluted	$0.52	$0.49	$0.27	$0.36	$0.04

(1)	Stock-based compensation is allocated as follows:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Cost of revenue	$357	$570	$495	$546	$502
Sales and marketing	1,358	2,198	894	1,786	4,569
Technology and product development	600	1,311	2,298	2,680	4,490
General and administrative	1,180	1,855	3,140	3,220	4,641

Total	$3,495	$5,934	$6,827	$8,232	$14,202

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$107,889	$64,587	$129,011	$92,285	$111,102
Working capital	94,667	52,529	117,210	79,917	106,295
Total assets	137,359	108,210	174,249	171,990	199,260
Total liabilities	15,506	15,759	14,747	18,765	21,660
Redeemable convertible preferred stock	—	—	48,207	48,546	48,885
Total shareholders’ equity	121,853	92,451	111,295	104,679	128,715

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$30,301	$25,105	$18,632	$21,262	$15,781
Depreciation and amortization	1,154	2,199	2,601	3,480	4,200
Capital expenditures	(1,797)	(1,319)	(1,437)	(1,197)	(2,795)

	Year Ended December 31,
	2007	2008	2009	2010	2011
Other Operating Data (unaudited):
LoopNet registered members at end of year	2,567,729	3,251,260	3,925,534	4,626,973	5,505,037
LoopNet premium members at end of year	88,340	77,283	68,378	68,608	73,550

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K . This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I, “Risk Factors.” No forward-looking statement is a guarantee of future performance and you should not place undue reliance on any forward-looking statement, Except as otherwise required by law, we undertake no obligation to update or revise any forward-looking statement contained in this report and do not intend to do so. Please see “Special Note Regarding Forward-Looking Statements.”

Overview

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.0 million per month during 2011, compared with approximately 1.5 million per month during 2010, and approximately 985,000 during 2009, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 66% of our revenues in 2011, compared with 71% in 2010 and 75% in 2009, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.

Pending Acquisition by CoStar

On April 27, 2011, we entered into a definitive agreement under which CoStar will acquire all of our common stock and Series A preferred stock through a merger (the “Merger”) for $16.50 per share in cash and 0.03702 shares of CoStar common stock, and we will become a wholly owned subsidiary of CoStar. The holders of our Series A Preferred Stock have delivered contingent conversion notices to us pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger. The definitive agreement related to the Merger was approved by our stockholders on July 11, 2011. Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. Both we and CoStar filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act on May 31, 2011. We and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC and certified substantial compliance with the second request on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. If either we and CoStar, on the one hand, or the FTC Staff, on the other hand, believes that discussions towards a possible consent order are not moving forward productively, either may trigger commencement of the 45-day period, in writing, after the expiration of which the waiting period imposed by the HSR Act will expire, unless extended voluntarily by the parties or terminated sooner by the FTC. In addition, we and CoStar have agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012. As of the date hereof, we and CoStar have not yet reached substantive agreement with the FTC on the terms of a consent order, and there can be no assurance that such agreement will be reached in a timely manner or at all. We remain committed to working with the FTC as it conducts its review of the Merger.

Key Operating Metrics and Trends

We believe that the key metrics that are material to an analysis of our business are:

•	the number of our registered members;

•	the number of monthly unique visitors to our marketplace;

•	the number of our premium members;

•	the average monthly subscription price paid by our premium members;

•	the cancellation rate of our premium members;

•	the number of active commercial real estate listings on our marketplace;

•	the number of property profiles viewed by visitors to LoopNet;

•	the number of unique paying subscribers to one or more of our commercial real estate subscription products and services; and

•	the average monthly subscription price paid by our unique subscribers to our commercial real estate subscription products and services.

Our registered members have grown to approximately 5.5 million as of December 31, 2011, from approximately 4.6 million as of December 31, 2010, and 3.9 million as of December 31, 2009. The number of monthly unique visitors to our marketplace averaged approximately 2.0 million during 2011. Our premium members were 73,550 as of December 31, 2011, compared with 68,608 as of December 31, 2010, and 68,378 as of December 31, 2009. The average monthly subscription price paid by our premium members was $66.39 in 2011, compared to $66.59 in 2010, and $66.03 in 2009. Our average monthly cancellation rate in 2011 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 66% of our revenues in 2011, compared with 71% in 2010 and 75% in 2009. The number of listings on our marketplace has increased to 820,391 as of December 31, 2011, from 788,330 as of December 31, 2010, and 732,503 as of December 31, 2009. The number of property profiles that were viewed by visitors of LoopNet grew to 330 million in 2011, from 227 million in 2010, and 158 million in 2009. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, Property Comps, Property Facts, Professional Profile, LandsofAmerica, and LandAndFarm) was 95,041 as of December 31, 2011, and the average monthly revenue per unique paying subscriber during the year ending December 31, 2011 was $59.60.

The commercial real estate (“CRE”) industry has experienced and continues to experience challenging times, although certain segments of our industry have shown signs of increasing stabilization and modest improvement in transaction volumes. Industry-wide improvement, however, has been uneven, with most segments of the industry, particularly those involving smaller property transactions, remaining weak as compared to normalized historical standards. To capitalize on the CRE industry’s shifting dynamics in 2012 and beyond, we are currently focused on initiatives to increase our long-term value and expand the breadth and depth of the products and services we provide to our customers, which we believe will extend our leadership position and maximize our opportunities. To this end, we have been increasing the rate of investment in our business through execution of our strategy and business plan, ongoing investments in our existing products and services, investments in new organic initiatives.

While we continued investing in our business throughout 2009 and 2010, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2011, we invested several million dollars on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, organically develop new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.

A significant area of investment for us has been our Property Facts product. Introduced in May 2010, Property Facts uses a hybrid approach that combines user-generated marketplace data with a variety of other information sources. We believe there are significant opportunities in the ability to deliver easy access to timely, useful, accurate market data at prices below traditional alternatives — particularly as we enter what we believe may be the early stage of a market recovery. We have been gathering and responding to customer feedback and continue to refine the Property Facts product. In March 2011, we began selling access to this service independent of Premium Membership in addition to continuing to offer bundles of complimentary products and services to our subscribers and customers.

Property Comps, which we developed and funded internally, was another area of investment in 2011. As transaction volumes likely accelerate over the next few years, we intend to continue to expand the breadth and depth of the data coverage in this service, providing more value to existing customers and introducing the service to many new subscribers.

We are also continuing to work on upgrading and integrating technology platforms from some of the acquisitions we have done in the past, including REApplications and LandAndFarm, and BizQuest, Reaction Web and LandsofAmerica which we acquired in 2010. For example, in December 2010, we announced the release of Enterprise Deal Tools, a suite of deal management products and tools that leverages Reaction Web’s technology and enables our corporate customers to minimize back-end work associated with property marketing campaigns and transaction management.

These planned investments, which extend throughout the organization to include product development, data aggregation and information services and sales & marketing, among others, are being made to position our business for long-term growth. This investment strategy is focused on accelerating our revenue growth and market share gains, as activity in the CRE market begins to recover. While this strategy may reduce our margins in the short term, we believe our investments will increase the likelihood that we will attain our goal of becoming a substantially larger company and extend our longer-term competitive and technological advantages.

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

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $66.39 per month during 2011, compared with $66.59 during 2010, and $66.03 during 2009. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. During the second half of 2007 and the full years of 2008, 2009, 2010 and 2011, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenue	14.5	16.1	14.8

Gross profit	85.5	83.9	85.2
Operating expenses:
Sales and marketing	19.7	21.5	27.3
Technology and product development	14.0	15.7	19.6
General and administrative	27.0	20.1	29.5
Amortization of acquired intangible assets	1.6	2.7	2.9

Total operating expenses	62.3	60.0	79.4

Income from operations	23.3	23.9	5.9
Interest and other (expense) income, net	0.3	(3.2)	(3.9)

Income before tax	23.5	20.8	2.0
Income tax (benefit) expense	8.2	0.6	(0.5)

Net income	15.4	20.2	2.5
Convertible preferred stock accretion of discount	(0.3)	(0.4)	(0.4)

Net income applicable to common stockholders	15.1%	19.7%	2.1%

Comparison of Years Ended December 31, 2010 and 2011

Revenues

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
Revenues	$78,002	$86,661	$8,659	11.1%
Premium members at year-end	68,608	73,550	4,942	7.2%

The increase in revenues was due to a combination of higher premium membership base, higher revenue from our Property Comps and Property Facts products and a favorable impact of prior year acquisitions. We currently anticipate that our revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.

Cost of Revenues

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
Cost of revenues	$12,562	$12,784	$222	1.8%
Percentage of revenues	16.1%	14.8%

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

We expect cost of revenues to increase in absolute dollar amounts and potentially as a percentage of revenue, as we continue to invest in current and new products and services.

Sales and Marketing

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
Sales and marketing	$16,785	$23,642	$6,857	40.9%
Percentage of revenues	21.5%	27.3%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The increase in sales and marketing expenses was due in part to an increase in the number of sales personnel and increased sales commissions. Also contributing to the increase was higher stock-based compensation, which increased to $4,569,000 in 2011 compared to $1,786,000 in 2010 (see stock-based compensation explanation below).

We expect sales and marketing expenses (excluding stock-based compensation) to increase in both absolute dollar amounts and as a percentage of revenues, as we continue to expand our marketing and sales program to attract and retain customers and market new products and services.

Technology and Product Development

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
Technology and product development	$12,231	$16,975	$4,744	38.8%
Percentage of revenues	15.7%	19.6%

Technology and product development costs include expenses for the research and development of new products and services, as well as improvements to and maintenance of existing products and services.

The increase in technology and product development expenses was due in part to increases in salaries and related costs associated with the launch of new product enhancements and services and the maintenance of our existing services. Also contributing to the increase was higher stock-based compensation, which increased to $4,490,000 in 2011 compared to $2,680,000 in 2010 (see stock-based compensation explanation below).

We expect technology and product development expenses (excluding stock-based compensation) to increase in absolute dollar amounts and potentially as a percentage of revenues as we continue to invest in current and new products and services.

General and Administrative

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
General and administrative	$15,693	$25,597	$9,904	63.1%
Percentage of revenues	20.1%	29.5%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher legal costs and acquisition related costs associated with the potential Merger. Also contributing to the increase was higher stock-based compensation, which increased to $4,641,000 in 2011 compared to $3,220,000 in 2010 (see stock-based compensation explanation below).

We expect general and administrative expenses (excluding stock-based compensation) to potentially increase in absolute dollar amounts and as a percentage of revenues as we continue to incur costs associated with the potential Merger.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
	2010	2011	Increase	Percent Change
	(Dollars in thousands)
Amortization of acquired intangible assets	$2,083	$2,556	$473	22.7%
Percentage of revenues	2.7%	2.9%

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

The increase in amortization of acquired intangible assets was due primarily to prior year acquisitions.

We expect amortization of acquired intangible assets to potentially increase in absolute dollar amounts and as a percentage of revenues.

Stock-Based Compensation

	Year Ended December 31,
	2010	2011	(Decrease)/ Increase	Percent Change
	(Dollars in thousands)
Cost of revenue	$546	$502	$(44)	(8.1)%
Sales and marketing	1,786	4,569	2,783	155.8%
Technology and product development	2,680	4,490	1,810	67.5%
General and administrative	3,220	4,641	1,421	44.1%

Total	$8,232	$14,202	$5,970	72.5%

Expenses associated with stock-based compensation increased by $5,970,000 to $14,202,000 in the twelve months ended December 31, 2011 from $8,232,000 in the twelve months ended December 31, 2010. The increase was due primarily to the acceleration of a portion of the unvested stock option and restricted stock unit grants related to the pending Merger.

The stock-based compensation expense resulting from the acceleration of a portion of the unvested stock option and restricted stock unit grants has been allocated as follows:

Cost of revenue	$0
Sales and marketing	2,524
Technology and product development	1,760
General and administrative	1,381

Total	$5,665

Interest and Other (Expense) Income, Net

Interest and other (expense) income increased by $956,000 to $3,417,000 of expense for the year ended December 31, 2011, from $2,461,000 of expense for the year ended December 31, 2010. The increase was due primarily to higher losses realized from our equity investments. Interest and other (expense) income include impairment of equity investments of $1,744,000 and $1,420,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we held $111,102,000 in cash, cash equivalents and short-term investments, compared to $92,285,000 in cash, cash equivalents and short-term investments as of December 31, 2010.

Income Tax Expense

We recorded a provision benefit for income taxes of $453,000 for the year ended December 31, 2011.

Comparison of Years Ended December 31, 2009 and 2010

Revenues

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Revenues	$76,487	$78,002	$1,515	2.0%
Premium members at year-end	68,378	68,608	230	0.3%

The increase in revenues was due to a combination of higher revenue from our Property Comps product and a favorable impact of recent acquisitions.

Cost of Revenues

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Cost of revenues	$11,060	$12,562	$1,502	13.6%
Percentage of revenues	14.5%	16.1%

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

Sales and Marketing

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Sales and marketing	$15,064	$16,785	$1,721	11.4%
Percentage of revenues	19.7%	21.5%

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

Technology and Product Development

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Technology and product development	$10,707	$12,231	$1,524	14.2%
Percentage of revenues	14.0%	15.7%

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

General and Administrative

	Year Ended December 31,
	2009	2010	Decrease	Percent Change
	(Dollars in thousands)
General and administrative	$20,677	$15,693	$(4,984)	(24.1)%
Percentage of revenues	27.0%	20.1%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The decrease in general and administrative expenses was due primarily to the decrease in litigation costs.

Amortization of Acquired Intangible Assets

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Amortization of acquired intangible assets	$1,191	$2,083	$892	74.9%
Percentage of revenues	1.6%	2.7%

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

The increase in amortization of acquired intangible assets was due primarily to three new acquisitions in 2010.

Stock-Based Compensation

	Year Ended December 31,
	2009	2010	Increase	Percent Change
	(Dollars in thousands)
Cost of revenue	$495	$546	$51	10.3%
Sales and marketing	894	1,786	892	99.8%
Technology and product development	2,298	2,680	382	16.6%
General and administrative	3,140	3,220	80	2.5%

Total	$6,827	$8,232	$1,405	20.6%

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

Quarterly Consolidated Statements of Income Data

The following tables present the unaudited consolidated statements of income data for the eight quarters ended December 31, 2011 in dollars and as a percentage of revenues. This quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of our management, reflects all adjustments necessary for a fair representation of the information for the periods presented. This data should be read in conjunction with our audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Operating results for any quarter apply to that quarter only and are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(In thousands, except per share data)
Revenues	$18,822	$19,364	$19,779	$20,037	$20,713	$21,619	$22,214	$22,115
Cost of revenue(1)	2,846	3,001	3,015	3,699	3,157	3,193	3,230	3,204

Gross profit	15,976	16,363	16,764	16,338	17,556	18,426	18,984	18,911
Operating expenses:
Sales and marketing(1)	4,290	4,191	4,093	4,211	5,134	5,234	5,259	8,015
Technology and product development(1)	2,949	2,948	3,157	3,178	3,659	3,852	3,852	5,611
General and administrative(1)	4,371	3,244	4,496	3,582	4,924	5,776	7,598	7,300
Amortization of acquired intangible assets	445	481	516	641	641	641	638	636

Total operating expenses	12,055	10,864	12,262	11,612	14,358	15,503	17,347	21,562

Income (loss) from operations	3,921	5,499	4,502	4,726	3,198	2,923	1,637	(2,651)
Interest and other (expense) income, net	(104)	(264)	(301)	(1,791)	(317)	(358)	(391)	(2,350)

Income (loss) before tax	3,817	5,235	4,201	2,935	2,881	2,565	1,246	(5,001)
Income tax (benefit) expense	1,417	1,929	1,463	(4,348)	1,038	566	300	(2,358)

Net income (loss)	2,400	3,306	2,738	7,283	1,843	1,999	946	(2,643)
Convertible preferred stock accretion of discount	(85)	(85)	(85)	(85)	(85)	(85)	(85)	(85)

Net income (loss) applicable to common shareholders	$2,315	$3,221	$2,653	$7,198	$1,758	$1,914	$861	$(2,728)

Net income (loss) per share applicable to common shareholders
Basic	$0.06	$0.08	$0.07	$0.18	$0.04	$0.05	$0.02	$(0.07)

Diluted	$0.05	$0.07	$0.06	$0.17	$0.04	$0.04	$0.02	$(0.07)

(1)	Stock-based compensation is allocated as follows:

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
	(In thousands)
Cost of revenue	$128	$154	$132	$132	$130	$130	$124	$118
Sales and marketing	485	444	409	449	585	493	518	2,973
Technology and product development	682	684	675	638	801	684	680	2,325
General and administrative	827	810	798	785	995	789	763	2,094

Total	$2,122	$2,092	$2,014	$2,004	$2,511	$2,096	$2,085	$7,510

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010	2011	2011	2011	2011
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	15.1	15.5	15.2	18.5	15.2	14.8	14.5	14.5

Gross profit	84.9	84.5	84.8	81.5	84.8	85.2	85.5	85.5
Operating expenses:
Sales and marketing	22.8	21.6	20.7	21.0	24.8	24.2	23.7	36.2
Technology and product development	15.7	15.2	16.0	15.9	17.7	17.8	17.3	25.4
General and administrative	23.2	16.8	22.7	17.9	23.8	26.7	34.2	33.0
Amortization of acquired intangible assets	2.4	2.5	2.6	3.2	3.1	3.0	2.9	2.9

Total operating expenses	64.0	56.1	62.0	58.0	69.3	71.7	78.1	97.5

Income (loss) from operations	20.8	28.4	22.8	23.6	15.4	13.5	7.4	(12.0)
Interest and other (expense) income	(0.6)	(1.4)	(1.5)	(8.9)	(1.5)	(1.7)	(1.8)	(10.6)

Income (loss) before tax	20.3	27.0	21.2	14.6	13.9	11.9	5.6	(22.6)
Income tax (benefit) expense	7.5	10.0	7.4	(21.7)	5.0	2.6	1.4	(10.7)

Net income (loss)	12.8	17.1	13.8	36.3	8.9	9.2	4.3	(12.0)
Convertible preferred stock accretion of discount	(0.5)	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)

Net income (loss) applicable to common shareholders	12.3%	16.6%	13.4%	35.9%	8.5%	8.9%	3.9%	(12.3)%

Liquidity and Capital Resources

The following table summarizes our cash flows:

	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Cash provided by operating activities	$18,632	$21,262	$15,781
Cash used in investing activities	(2,999)	(27,795)	(5,045)
Cash provided by (used in) financing activities	48,613	(30,265)	8,064

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

As of December 31, 2011, our cash, cash equivalents and short-term investments totaled $111.1 million, compared to $92.3 million, and $129.0 million at December 31, 2010, and 2009, respectively.

Cash equivalents and short-term investments consist of money market funds, and debt securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the company’s common stock on February 5, 2008, an additional authorized level of $50.0 million was announced on July 30, 2008 and an additional authorized level of $29.6 million was announced on February 3, 2010. As of December 31, 2011, $43.3 million remained available for further purchases under the program. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

Due to the pending Merger, the stock repurchase program has been suspended at this time but may be reinitiated in the event that the Merger is terminated. Stock repurchases under this program may be made through open market at prevailing market prices or in privately negotiated transactions at times and in such amounts as management deems appropriate and will be funded using the company’s working capital. The timing and actual number of shares repurchased will depend on a variety of factors including corporate and regulatory requirements, price and other market conditions. The program is intended to comply with the volume, timing and other limitations set forth in Rule 10b-18 under the Securities Exchange Act of 1934.

Operating Activities

Net cash provided by operating activities was $15.8 million for the year ended December 31, 2011. Included in cash provided by operating activities were non-cash items including, $14.2 million of stock-based compensation, and $4.2 million of depreciation and amortization expense. The net cash provided by operating activities was $21.3 million and $18.6 million in the years ended December 31, 2010 and 2009, respectively.

Investing Activities

Cash used in investing activities in 2011 of $5.0 million was primarily attributable to the purchase of other investments of $2.2 million and capital expenditures of $2.8 million for the purchase of computer equipment, office equipment and furniture, and leasehold improvements.

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

Financing Activities

Cash provided by financing activities in 2011 of $8.1 million was primarily attributable to $14.7 million of net proceeds from exercise of stock options and a $8.5 million tax benefit from the exercise of stock options, partially offset by $15.1 million in tax withholding related to net share settlements of stock options and restricted stock units.

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

Contractual Obligations and Known Future Cash Requirements

As of December 31, 2011, our principal commitments consist of obligations under certain leases for office space in California. The offices are currently leased under operating lease agreements which expire between 2015 and 2018.

Future minimum payments under these operating leases as of December 31, 2011 are as follows:

	Payments Due by Period
	2012	2013	2014	2015	2016 and Thereafter	Total
	(Dollars in thousands)
Operating lease obligations	$2,949	$2,995	$3,080	$1,815	$2,233	$13,072

Advertising and Media Contracts

We purchase advertising from online vendors such as Google and Yahoo! and pay for the services on a monthly basis. We have no ongoing obligations to purchase a fixed or minimum amount with these vendors.

Future Capital Requirements

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, whether or not the Merger is completed, will be sufficient to satisfy our currently anticipated cash requirements. Our future capital requirements will depend on many factors, including cash generated from operations, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, and the continuing market acceptance of our products and services. In the event the Merger is terminated, we will likely renew our strategy of exploring complimentary businesses and technologies and may from time to time continue to make investments in, or acquisitions of, complementary businesses, products, services or technologies. These investments and acquisitions could also require us to seek additional equity or debt financing. Additional financing may not be available at all or on terms favorable to us.

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

In the fourth quarter of 2010, we determined that it is more likely than not that the Company would generate sufficient taxable income from operations in future years to realize tax benefits arising from the use of our net operating loss carryforwards and therefore in 2010, we reversed $6.6 million of the valuation allowance on the deferred tax assets. The release of the valuation allowance in the fourth quarter of 2010 resulted in a tax benefit of $6.6 million that was recognized in our results from operations. As of December 31, 2011, we continued to maintain a valuation allowance of approximately $0.7 million for certain state net operating loss carryforwards due to the uncertainty of realization.

At December 31, 2011, we had approximately $24.1 million of federal and $44.1 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2021 for federal and 2017 for state purposes, respectively. Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of our ownership. As a result of prior ownership changes, we will be able to utilize approximately $5.7 million of net operating losses in 2012, $2.9 million in 2013, $2.0 million each year thereafter until 2020 and $1.1 million in 2021 when the net operating losses would be fully utilized. We did not utilize any net operating losses in 2011.

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

Long-Lived Assets and Liabilities Including Goodwill and Other Intangible Assets

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

In testing for a potential impairment of goodwill, we compare the estimated fair value of the reporting unit entity with book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit entity is less than the book value, then we are required to compare the carrying amount of the goodwill with its implied fair value. We performed the annual impairment test during the fourth quarter of 2011 and concluded that goodwill and intangible assets with indefinite useful lives were not impaired.

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

Stock-Based Compensation

We apply the FASB authoritative guidance in ASC 718 Compensation – Stock Compensation, surrounding share-based payments. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their value and recognized as compensation expense over the vesting period.

In accordance with this guidance we calculated the fair value of stock option grants using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model were 3.7 years for the expected life, 49% for the expected volatility, 1.99% for the risk free rate and 0% for dividend yield for the year ended December 31, 2011. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

In connection with this guidance, the Company reviews and updates, among other things, its forfeiture rate, expected term and volatility assumptions. Commencing January 1, 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to January 1, 2011, the Company used the simplified method to calculate the weighted average expected life of the options. There was no significant impact as a result of this change. The estimated volatility also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar companies whose share price is publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Recent Accounting Pronouncements

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The effective date for this guidance is reporting periods beginning on or after December 15, 2011. The Company will adopt this accounting standard upon its effective date, and we do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The effective date for this guidance is reporting periods beginning on or after December 15, 2011. The Company will adopt this accounting standard upon its effective date, and this adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

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

(b)  Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)  Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III will be included in our definitive proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item	10. Directors, Executive Officers and Corporate Governance.

The names of the executive officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

The other information required by this item is incorporated by reference from the information to be contained in our Proxy Statement under the sections entitled “Directors”, “Director Biographies,” “Board of Directors and Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Corporate Governance Matters.”

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial and accounting officer and persons performing similar functions) and employees. The text of this code is located on our website at www.LoopNet.com under “About Us / Investor Relations /Corporate Governance.” The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. We intend to disclose any amendments to or waivers from this code for our principal executive officer and principal financial and accounting officer on our website.

Item	11. Executive Compensation.

The information required by this item is incorporated herein by reference from the information to be contained in our Proxy Statement under the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis.” and “Report of the Compensation Committee.”

Item	12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the information to be contained in our Proxy Statement under the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

			Number of Securities
			Available for
	Number of Securities		Issuance Under
	to be Issued	Weighted-Average	Equity Compensation
	upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Name and Type	Warrants and Rights	Warrants and Rights	in the First Column)
Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	93,022	$1.52	—
2006 Equity Incentive Plan	5,044,136	$10.99	5,955,934

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	5,137,158	$10.81	5,955,934	(1)

(1)

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

(1)  Financial Statements and Reports of Ernst & Young LLP

(2)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3.1	First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)
3.2	Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)
3.3	Amended and Restated Bylaws of LoopNet, Inc., effective February 2, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
4.2	Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
4.3	Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
10.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10.6+	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.7+	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.8+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.9	Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)
10.10	Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)

10.11		Office Lease, dated November 30, 2010 between America’s Christian Credit Union and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 10-K filed on March 3, 2011, File No. 000-52026)
10.12+		Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10.13+	*	Form of Amendment to Option Agreement under the 2001 Stock Option and Purchase Plan and 2006 Equity Incentive Plan
10.14+		Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)
10.15+		Amendment No. 1 to the Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
10.16+		Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)
23.1	*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	*	Power of Attorney
31.1	*	Rule 13a-14(a) Certification (CEO)
31.2	*	Rule 13a-14(a) Certification (CFO)
32.1	*	Section 1350 Certification (CEO)
32.2	*	Section 1350 Certification (CFO)
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management contract or compensatory plan.
**

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

Date: February 24, 2012

By:	/s/ Brent Stumme
Brent Stumme
Chief Financial Officer and
Senior Vice President, Finance
and Administration

Date: February 24, 2012

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

Signature	Title	Date

/S/ RICHARD J. BOYLE, JR.	Chief Executive Officer, and Chairman of	February 24, 2012
Richard J. Boyle, Jr.	the Board of Directors (Principal Executive Officer)

/s/ BRENT STUMME	Chief Financial Officer and Senior Vice	February 24, 2012
Brent Stumme	President, Finance and Administration (Principal Financial and Accounting Officer)

/s/ NOEL J. FENTON	Director	February 24, 2012
Noel J. Fenton

/s/ THOMAS E. UNTERMAN	Director	February 24, 2012
Thomas E. Unterman

Signature	Title	Date

/s/ DENNIS CHOOKASZIAN	Director	February 24, 2012
Dennis Chookaszian

/s/ SCOTT INGRAHAM	Director	February 24, 2012
Scott Ingraham

/s/ WILLIAM BYRNES	Director	February 24, 2012
William Byrnes

/s/ JAMES T. FARRELL	Director	February 24, 2012
James T. Farrell

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

LoopNet, Inc.

We have audited LoopNet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LoopNet, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LoopNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LoopNet, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of LoopNet, Inc. and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

LoopNet, Inc.

We have audited the accompanying consolidated balance sheets of LoopNet, Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LoopNet, Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LoopNet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 24, 2012

LOOPNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,773	$107,573
Short-term investments	3,512	3,529
Accounts receivable, net of allowance of $236 and $318, respectively	1,494	1,899
Income tax receivable	—	11,045
Prepaid expenses and other current assets	1,095	1,445
Deferred income taxes, net	1,317	696

Total current assets	96,191	126,187
Property and equipment, net	2,010	3,165
Goodwill	41,507	41,507
Intangibles, net	8,940	6,385
Deferred income taxes, net, non-current	17,134	16,758
Deposits and other non-current assets	6,208	5,258

Total assets	$171,990	$199,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471	$656
Accrued liabilities and other current liabilities	3,393	5,765
Accrued compensation and benefits	3,522	4,049
Deferred revenue	8,888	9,422

Total current liabilities	16,274	19,892
Other long-term liabilities	2,491	1,768
Commitments and contingencies
Series A convertible preferred stock	48,546	48,885
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 39,866,097 and 42,736,152 shares issued, respectively; and 32,183,836 and 35,053,190 shares outstanding, respectively	40	43
Additional paid in capital	132,019	154,289
Other comprehensive loss	(389)	(423)
Treasury stock, at cost, 7,682,261 and 7,682,962 shares, respectively	(86,220)	(86,227)
Retained earnings	59,229	61,033

Total stockholders’ equity	104,679	128,715

Total liabilities and stockholders’ equity	$171,990	$199,260

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2009	2010	2011
	(In thousands, except per share data)
Revenues	$76,487	$78,002	$86,661
Cost of revenue	11,060	12,562	12,784

Gross margin	65,427	65,440	73,877
Operating expenses:
Sales and marketing	15,064	16,785	23,642
Technology and product development	10,707	12,231	16,975
General and administrative	20,677	15,693	25,597
Amortization of acquired intangible assets	1,191	2,083	2,556

Total operating expenses	47,639	46,792	68,770

Income from operations	17,788	18,648	5,107
Interest and other (expense) income, net	211	(2,461)	(3,417)

Income before tax	17,999	16,187	1,690
Income tax (benefit) expense	6,246	461	(453)

Net income	11,753	15,726	2,143

Convertible preferred stock accretion of discount	(240)	(339)	(339)

Net income applicable to common shareholders	$11,513	$15,387	$1,804

Net income per share applicable to common shareholders:
Basic	$0.28	$0.38	$0.04

Diluted	$0.27	$0.36	$0.04

Number of shares used in per share calculations:
Basic	41,860	40,615	40,653
Diluted	42,844	42,371	43,617

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In thousands)
Balance at December 31, 2008	39,219	$39	$114,915	$32,329	$(276)	4,926	$(54,556)	$92,451
Stock-based award activity	274	—	258	—	—	—	—	258
Stock-based compensation expense	—	—	6,827	—	—	—	—	6,827
Repurchase of common stock	—	—	—	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	388	—	—	—	—	388
Convertible preferred stock accretion of discount	—	—	—	(240)	—	—	—	(240)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(250)	—	—	(250)
Unrealized loss on marketable securities	—	—	—	—	108	—	—	108
Net income	—	—	—	11,753	—	—	—	11,753

Total comprehensive income	—	—	—	—	—	—	—	11,611

Balance at December 31, 2009	39,493	$39	$122,388	$43,842	$(418)	4,926	$(54,556)	$111,295
Stock-based award activity	373	1	867	—	—	—	—	868
Stock-based compensation expense	—	—	8,232	—	—	—	—	8,232
Repurchase of common stock	—	—	—	—	—	2,756	(31,664)	(31,664)
Tax benefit from exercise of stock options	—	—	532	—	—	—	—	532
Convertible preferred stock accretion of discount	—	—	—	(339)	—	—	—	(339)
Unrealized loss on marketable securities	—	—	—	—	29	—	—	29
Net income	—	—	—	15,726	—	—	—	15,726

Total comprehensive income	—	—	—	—	—	—	—	15,755

Balance at December 31, 2010	39,866	$40	$132,019	$59,229	$(389)	7,682	$(86,220)	$104,679
Stock-based award activity	2,870	3	14,697	—	—	—	—	14,700
Tax withholdings related to net share settlements of stock options and restricted stock units	—	—	(15,081)	—	—	—	—	(15,081)
Stock-based compensation expense	—	—	14,202	—	—	—	—	14,202
Repurchase of common stock	—	—	—	—	—	1	(7)	(7)
Tax benefit from exercise of stock options	—	—	8,452	—	—	—	—	8,452
Convertible preferred stock accretion of discount	—	—	—	(339)	—	—	—	(339)
Unrealized loss on marketable securities	—	—	—	—	(34)	—	—	(34)
Net income	—	—	—	2,143	—	—	—	2,143

Total comprehensive income	—	—	—	—	—	—	—	2,109

Balance at December 31, 2011	42,736	$43	$154,289	$61,033	$(423)	7,683	$(86,227)	$128,715

See accompanying notes.

LOOPNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2010	2011
	(In thousands)
Cash flows from operating activities:
Net income	$11,753	$15,726	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,601	3,480	4,200
Stock-based compensation	6,827	8,232	14,202
Tax benefits from exercise of stock options	(388)	(532)	(8,452)
Deferred income taxes	(2,180)	(9,834)	(262)
Impairment of equity investment	—	1,420	1,744
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	256	(20)	(405)
Prepaid expenses and other assets	388	1,498	(283)
Income taxes payable	542	(154)	—
Accounts payable	(76)	(75)	185
Accrued expenses and other liabilities	7	1,295	1,648
Accrued compensation and benefits	236	528	527
Deferred revenue	(1,334)	(302)	534

Net cash provided by operating activities	18,632	21,262	15,781
Cash flows from investing activities:
Purchase of property and equipment	(1,437)	(1,197)	(2,795)
Purchase of investments	(1,250)	(4,485)	(2,250)
Acquisitions, net of cash	(312)	(22,113)	—

Net cash used in investing activities	(2,999)	(27,795)	(5,045)
Cash flows from financing activities:
Net proceeds from exercise of stock awards	308	1,104	14,700
Net proceeds from sale of convertible preferred stock	47,967	—	—
Tax withholdings related to net share settlements of stock options and restricted stock units	(50)	(237)	(15,081)
Repurchase of common stock	—	(31,664)	(7)
Tax benefit from exercise of stock options	388	532	8,452

Net cash provided by (used in) financing activities	48,613	(30,265)	8,064

Net increase (decrease) in cash and cash equivalents	64,246	(36,798)	18,800
Cash and cash equivalents at beginning of year	61,325	125,571	88,773

Cash and cash equivalents at end of year	$125,571	$88,773	$107,573

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$8,535	$9,791	$1,595
Settlement of contingent purchase price	$312	$188	$344

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

On April 27, 2011, LoopNet and the CoStar Group, Inc. announced the signing of a Merger Agreement for the acquisition of LoopNet by CoStar (the “Merger”), which was approved by LoopNet’s stockholders at a special meeting on July 11, 2011. Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended (the “HSR Act”), and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. See “Note 12 – Pending Merger with CoStar” for more information.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2011, substantially all of the Company’s cash and cash equivalents were in money market funds.

Short-term Investments

The Company accounts for short-term investments in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on debt and equity securities investments. Management determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Short-term investments consist of marketable securities that the Company classifies as available for sale. The weighted average maturities of short-term investments are less than one year. These securities are carried at fair value, using level 1 indicators, which are quoted market prices for these securities. Unrealized gains and losses if any, net of taxes, are reported as other comprehensive income, a component of stockholders’ equity. Any realized gains or losses on the sale of investments are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net. As of December 31, 2011 and 2010, the cost basis of short-term investments was not significantly different than their carrying value.

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

No single customer accounted for more than 2.0% of the Company’s revenues for the years ended December 31, 2009, 2010 and 2011.

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

Long-Lived Assets and Liabilities Including Goodwill and Other Intangible Assets

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

The Company applies FASB authoritative guidance related to goodwill and other intangibles. The authoritative guidance requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performed the annual impairment test during the fourth quarter of 2009, 2010 and 2011 and concluded that goodwill and intangible assets with indefinitive useful lives were not impaired.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Joint Ventures

The Company accounts for investments in unconsolidated joint-ventures under the equity method in accordance with ASC 323, Investments-Equity Method and Joint Ventures. The Company’s equity method investments as of December 31, 2010 and 2011 totaled $4.7 million and $3.9 million, respectively, and are included in deposits and other non-current assets on the consolidated balance sheets. For the years ended December 31, 2009, 2010 and 2011, the Company recognized losses in equity investments of $0.3 million, $0.7 million, $1.3 million, respectively, including impairment charges of $0, $1.4 million, $1.7 million, respectively, and are included in interest and other (expense) income, net on the consolidated statements of income.

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

The Company follows guidance set forth in ASC 740, Income Taxes, surrounding accounting for uncertainty in income taxes. The guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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

Advertising costs are expensed in the period they are incurred. Included in sales and marketing expenses were $2.6 million, $2.6 million and $3.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on available-for-sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statements of stockholders’ equity for the years ended December 31, 2009, 2010 and 2011 were insignificant.

Stock-Based Compensation

The Company applies FASB authoritative guidance ASC 718, Compensation-Stock Compensation, surrounding share-based compensation. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

Recent Accounting Pronouncements

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The effective date for this guidance is reporting periods beginning on or after December 15, 2011 with early adoption permitted. The Company has early adopted this accounting standard upon its effective date, and the adoption did not have a significant impact on the financial position or results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The effective date for this guidance is reporting periods beginning on or after December 15, 2011. The Company will adopt this accounting standard upon its effective date, and this adoption will not have any impact on the financial position or results of operations but will impact the financial statement presentation.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Earnings per Share

The number of shares used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Weighted average common shares outstanding	34,420	33,175	33,213
Convertible preferred stock	7,440	7,440	7,440

Shares used to compute basic net income applicable to common stockholders	41,860	40,615	40,653
Add dilutive common equivalents:
Stock options	930	1,308	2,276
Restricted stock units	54	448	688

Shares used to compute diluted net income applicable to common stockholders	42,844	42,371	43,617

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2009	2010	2011
Stock options	4,673	3,595	932
Restricted stock units	113	55	—

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2009	2010	2011
Calculation of basic net income per share applicable to common shareholders:
Net income	$11,753	$15,726	$2,143
Convertible preferred stock accretion of discount	(240)	(339)	(339)

Net income applicable to common shareholders	$11,513	$15,387	$1,804

Shares used to compute basic net income applicable to common shareholders	41,860	40,615	40,653

Basic net income per share applicable to common shareholders	$0.28	$0.38	$0.04

Calculation of diluted net income per share applicable to common shareholders:
Net income	$11,753	$15,726	$2,143
Convertible preferred stock accretion of discount	(240)	(339)	(339)

Net income applicable to common shareholders	$11,513	$15,387	$1,804

Shares used to compute diluted net income applicable to common shareholders	42,844	42,371	43,617

Dilutive net income per share applicable to common shareholders	$0.27	$0.36	$0.04

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2010	2011
Computer equipment and purchased software	$6,839	$7,630
Office equipment and furniture (includes leasehold improvements)	1,102	2,058

	7,941	9,688
Less accumulated depreciation and amortization	(5,931)	(6,523)

Property and equipment, net	$2,010	$3,165

During 2011, the Company recorded an adjustment to eliminate from property and equipment approximately $1.0 million of fully depreciated property and equipment.

(4)	Acquisitions

During the year ended December 31, 2010, the Company acquired BizQuest on January 4, 2010, Reaction Web on March 15, 2010 and LandsofAmerica on September 1, 2010, each pursuant to Asset Purchase Agreements for a total cash consideration of $22.1 million (net of cash acquired), plus potential gross earn-out payments ranging from zero to $4.3 million that are contingent upon achievement of certain performance targets. As of December 31, 2011, the Company recorded a discounted contingent liability of $3.1 million for these potential earn-out payments, including $1.3 million in current accrued liabilities. With these acquisitions, LoopNet has expanded its business-for-sale and land marketplaces, as well, as enhanced the Company’s suite of products.

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

(5)	Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the years ended December 31, 2009, 2010 and 2011 were as follows (in thousands):

Balance as of December 31, 2008	$23,056
Goodwill adjustment	312

Balance as of December 31, 2009	23,368
Goodwill acquired	17,951
Goodwill adjustment	188

Balance as of December 31, 2010 and 2011	$41,507

The $312,000 and $188,000 goodwill adjustments in 2009 and 2010, respectively were due to the contingent payments earned upon the achievement of certain performance targets by LandAndFarm.com, Inc.

Intangible assets, net consisted of the following (in thousands):

	As of December 31,
	2010	2011
Cost:
Customer relationships	$3,563	$3,563
Technology	5,445	5,445
Non-competition agreement	158	158
Domain name	4,515	4,515

Total cost	13,681	13,681
Accumulated amortization:
Customer relationships	(1,416)	(2,174)
Technology	(2,791)	(4,393)
Non-competition agreement	(65)	(110)
Domain name	(469)	(619)

Total accumulated amortization	(4,741)	(7,296)

Intangible assets, net	$8,940	$6,385

Customer relationships, developed technology and non-competition agreements have a weighted-average useful life of 5.0 years, 0.8 years and 1.4 years, respectively from the date of acquisition. Amortization expense was $1.2 million, $2.1 million and $2.6 million for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in thousands):

2012	$1,807
2013	640
2014	198
2015	80
2016	34

$2,759

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2011, total intangible assets with indefinite lives not subject to amortization were $ 3.6 million and are included in domain name as part of intangible assets.

(6)	Income Tax Expense

Income tax (benefit) expense was comprised of the following (in thousands):

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$6,688	$8,025	$(967)
State	1,767	2,352	(23)

Total	$8,455	$10,377	$(990)
Deferred:
Federal	$(1,513)	$(9,066)	$710
State	(696)	(850)	(173)

Total	$(2,209)	$(9,916)	$537

Income tax (benefit) expense	$6,246	$461	$(453)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit and tax credits	3.9%	6.0%	(13.0)%
Change in valuation allowance	(4.4)%	(39.6)%	5.4%
Disqualifying incentive stock options	0%	0%	(52.7)%
Other	0.2%	1.5%	(1.5)%

Effective tax rate	34.7%	2.9%	(26.8)%

The tax effects of temporary differences that gave rise to significant components of deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$10,108	$10,248
Depreciation and amortization	598	483
Stock-based compensation	7,235	3,715
Accruals and allowances	364	504
Tax credits	1,235	1,385
Transaction costs	6	2,017
Investments	1,115	2,264
Other	104	—

Total deferred tax assets	20,765	20,616
Valuation allowance	(564)	(704)

Total deferred tax assets, net of valuation allowance	20,201	19,912
Deferred tax liabilities:
Intangibles	(1,750)	(1,750)
Other	—	(708)

Total deferred tax liabilities	(1,750)	(2,458)
Deferred tax assets, net	$18,451	$17,454

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2010, the Company determined that it is more likely than not that it would generate sufficient taxable income from operations in future years to realize tax benefits arising from the use of our net operating loss carryforwards and therefore in 2010 the Company reversed $6.6 million of the valuation allowance on the deferred tax assets. The release of the valuation allowance in the fourth quarter of 2010 resulted in a tax benefit of $6.6 million that was recognized in our results from operations. As of December 31, 2011, the Company continued to maintain a valuation allowance of approximately $0.7 million for certain state net operating loss carryforwards due to the uncertainty of realization. The Company utilized net operating loss carryforwards against taxable income of $3.7 million for the fiscal years 2009 and 2010, and $0 for fiscal year 2011.

At December 31, 2011, the Company had approximately $24.1 million of federal and $44.1 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2021 for federal and 2017 for state purposes, respectively.

Under Section 382 of the Internal Revenue Code, the utilization of the net operating loss carryforwards is limited based upon changes in the percentage of the ownership of the Company. As a result of prior ownership changes, the Company will be able to utilize approximately $5.7 million in 2012, $2.9 million in 2013, $2.0 million each year thereafter until 2020 and $1.1 million in 2021 when the net operating losses would be fully utilized. The Company did not utilize any net operating losses in 2011.

A reconciliation of unrecognized tax benefits as follows:

Balance as of December 31, 2009	$—
Increases for position taken in current year	223,640
Decreases for positions taken in current year	—

Balance as of December 31, 2010	223,640
Increases for position taken in current year	14,669
Decreases for positions taken in current year	—

Balance as of December 31, 2011	$238,309

The Company evaluates its tax positions for all income tax items based on their technical merits to determine whether each position satisfies the “more likely than not to be sustained upon examination” test. The tax benefits are then measured as the largest amount of benefit, determined on a cumulative basis, that is “more likely than not” to be realized upon ultimate settlement. The Company will report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. The liability for unrecognized tax benefits was $145,000 and $155,000 for the years ended December 31, 2010 and 2011.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and/or penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of overall income tax provision in the period that such determination is made. The interest and/or penalties expense was $0, $0 and $26,000 for the years ended December 31, 2009, 2010 and 2011.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of activity related to the Series A convertible preferred stock is as follows (in thousands):

Gross Proceeds	$50,000
Costs and expenses of issuance	(2,033)
Accretion of discount	918

Net convertible preferred stock at December 31, 2011	$48,885

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

Liquidation

Upon the effective date of any voluntary or involuntary liquidation, dissolution or winding up of the Company (“Liquidation Event”), the holders of Series A Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution to its stockholders an amount per share (“Liquidation Preference”) equal to the greater of (a) (i) $1,000 (subject to appropriate adjustments in the event of any stock dividend, stock split,

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination or other similar recapitalization affecting such shares) (“ Original Issue Price”) plus (ii) all declared but unpaid dividends and (b) the amount that the holder of such shares of Series A Preferred Stock would receive in respect of the shares of Common Stock issuable upon conversion of such shares of Series A Preferred Stock if all of the then outstanding shares of Series A Preferred Stock were converted into Common Stock in accordance herewith immediately prior to the Liquidation Event. A Change of Control (as defined below) shall not be deemed a Liquidation Event. If, upon the effective date of a Liquidation Event, the assets of the Company shall be insufficient to make payment in full of the Liquidation Preference to all holders of the Series A Preferred Stock and all other now or hereafter authorized capital stock of the Company ranking on a parity with (upon liquidation, dissolution or winding up) the Series A Preferred Stock, then such assets shall be distributed among the holders of Series A Preferred Stock and the holders of such other capital stock of the Company ranking on a parity with (upon dissolution, liquidation or winding up) the Series A Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

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

Redemption at the option of the Holder

At any time on or after the sixth (6th) anniversary of the Original Issuance Date and on or before the date that is ten (10) Business Days thereafter, each holder of shares of Series A Preferred Stock shall have the option, at such holder’s sole discretion, to request that the Company redeem any or all, of such holder’s then outstanding Series A Preferred Stock for cash consideration per share of Series A Preferred Stock in an amount equal to the Original Issue Price plus all declared but unpaid dividends.

(8)	Treasury Stock

LoopNet’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million was announced on July 30, 2008.

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company repurchased $54.6 million of the Company’s common stock. In February 2010, the Board of Directors approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases, of which $43.3 million remained available as of December 31, 2011. Repurchased shares are recorded as treasury stock and are accounted for under the cost method.

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

Incentive and nonqualified stock options typically vest over a four-year period, 25% for the first year and monthly thereafter over the remaining three years. Stock options may be exercised during continued employment, or within 60 days of terminating employment and they expire seven years from the date of grant for the 2006 Plan and ten years from the date of grant for the 2001 Plan. During 2011, the Company accelerated a portion of the unvested stock options related to the pending Merger with CoStar (see Note 12) resulting in additional stock-based compensation expense of $1.5 million.

A summary of the Company’s stock option activity was as follows:

	Options Outstanding		Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	4,637,240	$10.10	2,175,935	$7.96
Granted	2,391,697	$7.37
Exercised	(232,802)	$1.32
Cancelled	(343,510)	$13.15

Outstanding at December 31, 2009	6,452,625	$9.24	3,331,025	$9.11
Granted	2,987,000	$10.37
Exercised	(285,670)	$3.86
Cancelled	(200,287)	$11.17

Outstanding at December 31, 2010	8,953,668	$9.75	4,548,818	$9.73
Granted	868,000	$11.93
Exercised	(4,483,275)	$8.75
Cancelled	(201,235)	$14.13

Outstanding at December 31, 2011	5,137,158	$10.81	1,868,539	$11.87

Included in the options outstanding at December 31, 2011 are 1,415,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

Additional information regarding stock options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.10	87,146	2.2	$0.10	87,146	$0.10
$0.23 — $4.08	115,628	3.7	2.61	115,628	2.61
$5.70 — $7.96	674,666	4.1	7.20	208,574	7.21
$8.00 — $9.97	1,603,269	5.1	9.85	200,595	9.33
$10.00 — $11.96	1,706,502	5.4	11.27	399,759	11.14
$12.00 — $12.87	103,969	2.4	12.13	79,793	12.12
$13.18 — $15.61	361,666	2.9	14.03	304,232	14.00
$16.07 — $16.94	220,612	2.2	16.13	220,612	16.13
$17.06 — $19.68	123,700	2.7	18.85	112,200	18.88
$20.80 — $24.40	140,000	2.6	22.37	140,000	22.37

$0.10 — $24.40	5,137,158	4.5	$10.81	1,868,539	$11.87	3.4

In connection with the FASB authoritative guidance of stock-based compensation (see Note 1), the Company reviewed and updated, among other things, its forfeiture rate, expected life and volatility assumptions. Commencing January 1, 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to January 1, 2011, the Company used the simplified method to calculate the weighted average expected life of the options. There was no significant impact as a result of this change. Estimated volatility also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Year Ended December 31,
	2009	2010	2011
Risk-free interest rate	2.19%	1.93%	1.99%
Expected volatility	49%	48%	49%
Expected life	4.6 years	4.6 years	3.7 years
Dividend yield	0%	0%	0%

The weighted-average fair value of options granted in the years ended December 31, 2009, 2010 and 2011 was $3.05, $4.37, and $4.71, respectively, using the Black-Scholes option-pricing model. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2009, 2010 and 2011 totaled $1.5 million, $2.2 million and $41.5 million, respectively. The aggregate intrinsic values of stock options outstanding and exercisable at December 31, 2011 were $39.0 million and $12.6 million, respectively.

For the year ended December 31, 2011, the Company’s stock-based compensation expense related to stock option grants was $7.6 million. As of December 31, 2011, there was $5.9 million of unrecognized compensation

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to unvested stock options, net of estimated forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.2 years.

Cash received from stock options exercised for 2009, 2010 and 2011 was $0.3 million, $1.1 million and $14.7 million, respectively. Tax benefits realized from tax deductions associated with options exercises for 2009, 2010 and 2011 totaled $0.4 million, $0.5 million, and $8.5 million, respectively.

Under the 2006 Plan, the Company also issued restricted stock units. A restricted stock unit award is an agreement to issue specified numbers of shares of the Company’s common stock at specified vesting dates. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Restricted stock units vest in equal 25% increments over a four-year period on the anniversary of the grant date. During 2011, the Company accelerated a portion of the restricted stock unit grants related to the pending Merger (see Note 12) resulting in additional stock-based compensation expense of $4.1 million.

A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2008	195,000	$11.47	1.7
Granted	245,000	$7.19
Vested	(48,750)	$11.47
Cancelled	—	$—

Outstanding at December 31, 2009	391,250	$8.79	1.5
Granted	1,122,500	$10.29
Vested	(110,000)	$9.09
Cancelled	—	$—

Outstanding at December 31, 2010	1,403,750	$9.98	3.7
Granted	230,000	$11.71
Vested	(562,625)	$10.03
Cancelled	—	$—

Outstanding at December 31, 2011	1,071,125	$10.31	3.3

Included in the restricted stock units outstanding at December 31, 2011 are 573,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

For the year ended December 31, 2011, the Company’s stock-based compensation expense related to restricted stock units was $6.6 million. As of December 31, 2011, there was $2.8 million of unrecognized compensation expense related to unvested restricted stock units, net of forecasted forfeitures. That compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

Total stock-based compensation has been allocated as follows (in thousands):

	Year Ended December 31,
	2009	2010	2011
Cost of revenue	$495	$546	$502
Sales and marketing	894	1,786	4,569
Technology and product development	2,298	2,680	4,490
General and administrative	3,140	3,220	4,641

Total	$6,827	$8,232	$14,202

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	401(k) Plan

Employees may participate in the Company’s 401(k) Plan. Participating employees may contribute a portion of their salary to the Plan up to the maximum allowed by the federal tax guidelines. The Company matches employee contributions up to 4% of the employee’s salary. Employee and Company contributions are fully vested when contributed. The Company contributed $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

(11)	Commitments and Contingencies

Leases

The Company leases office space in California. The offices are currently leased under noncancelable operating lease agreements which expire at various dates through 2018. Future minimum payments under these noncancelable operating leases as of December 31, 2011, are as follows (in thousands):

2012	$2,949
2013	2,995
2014	3,080
2015	1,815
2016 and thereafter	2,233

$13,072

Rent expense under operating leases for the years ended December 31, 2009, 2010 and 2011 totaled approximately $2.9 million, $2.9 million and $3.0 million, respectively. As of December 31, 2011, the Company had approximately $1.0 million of deferred rent included in current accrued liabilities.

Litigation

In April 2008, LoopNet and CityFeet (collectively the “Defendants”) were sued by Real Estate Alliance, Ltd. (“REAL”) in the U.S. District Court for the Central District of California for alleged infringement of certain patents (“the REAL v. LoopNet Action”). The complaint seeks unspecified damages, attorney fees and costs. The Defendants deny the alleged infringement and have filed a counter-claim for a declaratory judgment that the patents-in-suit are invalid and not infringed. To date, discovery in the REAL v. LoopNet Action has been limited and the court has not yet set a trial date. Moreover, because the patents-in-suit have been asserted against several other entities, in another pending lawsuit in the same court, (“the earlier filed action”), the REAL v. LoopNet Action was stayed in February 2009, and administratively closed in February 2010. It is possible that REAL may attempt to re-institute the REAL v. LoopNet Action, depending upon the outcome of the earlier filed action, which is currently pending before the U.S. District Court for the Central District of California. At this time, the Company cannot predict the outcome of either the earlier filed action or the REAL v. LoopNet Action, but if the REAL v. LoopNet Action is re-instituted, the Company intends to vigorously defend itself.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 3, 2012, LoopNet was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorney fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s compliant and filed counterclaims against Civix seeking declaratory relief. No discovery has yet occurred, nor has a trial date been set. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

LoopNet has recently become aware that an entity called Earthcomber, LLC filed a lawsuit against LoopNet on January 18, 2012, in the U.S. District Court for the Northern District of Illinois for alleged infringement of U.S. Patent No. 7,589,628. The complaint seeks unspecified damages, attorneys fees and costs. LoopNet has not yet been served with a copy of the summons and complaint for this lawsuit. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

Currently and from time to time, we are involved in disputes and litigation incidental to the conduct of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are not currently party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

(12)	Pending Merger with CoStar

Merger Agreement with CoStar Group, Inc.

On April 27, 2011, the Company entered into a Merger Agreement with CoStar and Merger Subsidiary, pursuant to which Merger Subsidiary will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of CoStar.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest, and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Consideration”). As previously disclosed, the holders of the Company’s Series A Preferred Stock have delivered contingent conversion notices to the Company pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger.

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

LOOPNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares of the Company’s common stock and Series A Preferred Stock, voting together as a single class on an as-converted basis.

Completion of the Merger remains subject to the expiration or termination of the waiting period imposed by the HSR Act, and satisfaction or waiver of the other closing conditions specified in the Merger Agreement. As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and the Company filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act, on May 31, 2011. As previously announced, on June 30, 2011, CoStar and the Company each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. As previously announced, on October 26, 2011, at the request of the FTC, the Company and CoStar agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request, which was certified by the Company and CoStar on November 4, 2011. As previously announced on January 3, 2012, the Company and CoStar agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there is a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. If either the Company and CoStar, on the one hand, or the FTC Staff, on the other hand, believes that discussions towards a possible consent order are no longer moving forward productively, either may trigger commencement of the 45-day period, in writing, after the expiration of which the waiting period imposed by the HSR Act will expire, unless extended voluntarily by the parties or terminated sooner by the FTC. In addition, as previously announced on January 31, 2012, the Company and CoStar agreed to extend the date after which either the Company or Costar may individually elect to terminate the Merger Agreement to 11:59 PM, New York City time on April 30, 2012. As of the date hereof, the parties have not yet reached agreement on the terms of such a consent order, and there can be no assurance that such agreement will be reached in a timely manner or at all. The Company remains committed to working with the FTC as it conducts its review of the Merger.

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

The Company cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. As of December 31, 2011, total merger related costs were $11.7 million.

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

10.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)
10.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)
10.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)
10.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)
10.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)
10.6+	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.7+

Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)

10.8+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)
10.9

Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)

10.10

Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)

10.11

Office Lease, dated November 30, 2010 between America’s Christian Credit Union and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 10-K filed on March 3, 2011, File No. 000-52026)

10.12+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)

10.13+*	Form of Amendment to Option Agreement under the 2001 Stock Option and Purchase Plan and 2006 Equity Incentive Plan
10.14+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)
10.15+	Amendment No. 1 to the Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)
10.16+

Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1*	Power of Attorney
31.1*	Rule 13a-14(a) Certification (CEO)
31.2*	Rule 13a-14(a) Certification (CFO)
32.1*	Section 1350 Certification (CEO)
32.2*	Section 1350 Certification (CFO)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Management contract or compensatory plan.

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.