Form 10-K/A
period 2011-12-31
LoopNet, Inc.
filed 2012-04-27
CIK 1353209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

LoopNet, Inc. is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 (“Original Annual Report”), for the sole purpose of including information in Part III, Items 10-14. This amendment does not amend or otherwise update any other information in the Original Annual Report. Accordingly, this amendment should be read in conjunction with the Original Annual Report and our filings with the SEC subsequent to the Original Annual Report.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “should,” “could,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan,” “potential,” “predict” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements relating to:

•	our pending acquisition by CoStar Group, Inc.;

•	our future financial results;

•	our future advertising and marketing activities;

•	our future investments in technology, new products and services or companies; and

•	trends in the commercial real estate market and the general economy.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Set forth below are the names, ages, and certain biographical information relating to our current directors, including specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a member of our Board of Directors.

Name	Age	Position	Director Since	Term Expires	Director Class
Richard J. Boyle, Jr.	46	Chief Executive Officer and Chairman of the Board of Directors	2001	2012	III
Scott Ingraham	58	Director	2006	2012	III
Noel J. Fenton	73	Director	1998	2014	II
Dennis Chookaszian	68	Director	2006	2014	II
Thomas E. Unterman	67	Director	2001	2013	I
William Byrnes	61	Director	2006	2013	I
James T. Farrell	47	Director (Series A Director)	2009	2013	—

Richard J. Boyle, Jr., 46, has served as our Chief Executive Officer and our director since July 2001, and Chairman of the Board of Directors since February 2006. Mr. Boyle also served as our President from July 2001 through January 2008. Prior to being named our President, Chief Executive Officer and a director, Mr. Boyle was Vice President of LoopNet in charge of product and technology development and operations from December 1999 to July 2001. Prior to joining LoopNet, Mr. Boyle was Senior Vice President of Products & Technology at Risk Management Solutions. Mr. Boyle holds a B.S. in Electrical Engineering from Stanford University.

We believe our Chief Executive Officer should be a member of our Board and in fact our Chairman.

Scott Ingraham, 58, has served as our director since July 2006. Mr. Ingraham is presently the co-founder and Principal of Zuma Capital, Inc., a private investment firm. He co-founded and served as the Chief Executive Officer and Chairman of Rent.com, an Internet residential real estate listing site, from 1999 until its acquisition by eBay in February 2005. Prior to founding Rent.com, Mr. Ingraham was the CEO, president and co-founder of Oasis Residential, a NYSE-traded apartment REIT which merged into Camden Property Trust in 1998. Mr. Ingraham is on the Board of Trust Managers of Camden Property Trust, a real estate investment trust focused on the development and ownership of apartment properties. Mr. Ingraham also serves as a director of Kilroy Realty Corporation, a publicly-held real estate investment trust focused on the development and ownership of office and industrial properties. Mr. Ingraham graduated from the University of Texas at Austin with a BBA in Finance.

We believe Mr. Ingraham’s qualifications to sit on our Board include his substantial financial and business expertise as the chief executive officer of several companies in the real estate industry and his significant board experience serving on boards of other public companies.

Noel J. Fenton, 73, co-founded Trinity Ventures in 1986, a venture capital firm of which he is a general partner, and has served as our director since 1998. He also serves as a director of SciQuest, Inc., a provider of eprocurement solutions, and of several private companies. Mr. Fenton holds a B.S. from Cornell University and an M.B.A. from the Stanford University Graduate School of Business. Prior to co-founding Trinity Ventures, he was a co-founder of three successful technology start-ups and CEO of two of them. Mr. Fenton is actively involved in the World’s Presidents’ Organization and is a past Chairman of the Northern California Chapter of the Young Presidents’ Organization and a past chairman of the American Electronic Association. Trinity Ventures made an initial investment in the Company’s predecessor in 1998, and Mr. Fenton joined the Board at that time.

We believe Mr. Fenton’s qualifications to sit on our Board include his previous operating experience as a CEO, his service on the board of directors of close to 30 companies in which his venture capital firm had invested and, as one of our early stage investors, his extensive knowledge of our Company and the online marketplace and real estate industries. Mr. Fenton has over 14 years of service as a director of our Company and also serves as our Lead Independent Director.

Dennis Chookaszian, 68, has served as our director since July 2006. He served as Chairman of the Financial Accounting Standards Advisory Council (“FASAC”) which provides guidance to the FASB on accounting matters from 2007 to 2011. He has served as an independent advisor and board member for various non-profit and for-profit organizations since February 2001. Prior to such time, Mr. Chookaszian was the chairman and chief executive officer of CNA Insurance Companies, a global insurance company. He is a director of publicly-held Allscripts Healthcare Solutions, Inc., a healthcare computer systems firm, Career Education Corp, a post secondary educational services provider, of the CME Group, Inc., a financial services company, and of Internet Patents Corp, an Internet Patent company. Mr. Chookaszian holds a B.S. in Chemical Engineering from Northwestern University, an M.B.A. from the University of Chicago and a M.Sc. from the London School of Economics. He is also a Certified Public Accountant and a Chartered Property Casualty Underwriter.

We believe that Mr. Chookaszian’s significant financial and accounting expertise, along with his wide range of business experience as a chief executive officer, and his significant public company board expertise, give him the qualifications and skills to sit on our Board.

Thomas E. Unterman, 67, is the Founding Partner of Rustic Canyon Partners, a sponsor of venture capital funds. He has served as our director since January 2001. From 1992 to 1999, he served in several executive positions at The Times Mirror Company, most recently as Executive Vice President and Chief Financial Officer. He also serves as a director of several private companies and community organizations. Mr. Unterman holds a B.A. from Princeton University and a J.D. from the University of Chicago.

We believe Mr. Unterman’s qualifications to sit on our Board include his substantial legal and business expertise, including his previous operating experience as a chief financial officer, his experience as a corporate lawyer, his service on the board of directors of other companies in his which venture capital and investment funds have invested and his extensive knowledge of us he has gained from his firm’s early stage investment in the Company and his over ten years of service as a director of our Company.

William Byrnes, 61, has been a private investor since January 2001 and has served as our director since July 2006. In September 2006 he founded, and is the Managing Member of, Wolverine Partners LLC, which operates MutualDecision.com, a mutual fund information website. Mr. Byrnes was a co-founder, and served as chairman, of Pulpfree, d/b/a/ BuzzMetrics, a consumer-generated media research and marketing firm, from June 1999 until September 2005. Mr. Byrnes is a member of the board of directors of publicly-held CapitalSource Inc., a commercial lender operating principally through its subsidiary CapitalSource Bank. He is also a member of the board of trustees of publicly-held Washington REIT, an equity real estate investment trust. Prior to such time, Mr. Byrnes spent 17 years at Alex, Brown & Sons, most recently as a managing director and head of the investment banking financial services group. He holds a B.S.B.A. from Georgetown University, an M.B.A. from the University of Michigan and a J.D. from Georgetown University Law Center. Mr. Byrnes is also a Chartered Financial Analyst.

We believe Mr. Byrnes’s qualifications to sit on our Board include his previous investment banking experience, his experience in the real estate, financial and commercial lending industries, his prior operating experience as a founder and officer of three companies and his service on the boards of directors of several other public and private companies.

James T. Farrell, 47, is a Managing Partner at Calera Capital, a private equity firm. He has served as our Series A director since April 2009 and was appointed to the Board in connection with the Company’s 2009 private placement of the Series A in which entities affiliated with Calera Capital were the lead investors. Mr. Farrell has served in various capacities with Calera Capital and its predecessor, Fremont Partners, since 1991. Mr. Farrell also serves as Chairman of the board of directors of Modular Space Corporation, a privately-held lessor of modular assets, and as a director of Rock-It Cargo, a privately-held specialty logistics company. He was previously a director of Kinetic Concepts, Inc., a publicly-held international healthcare services and medical devices company, of Coldwell Banker Corporation, a nationwide residential real estate services company and of Tapco International Corporation, a specialty building products company. Mr. Farrell holds an A.B. from Princeton University and an M.B.A. from Harvard Business School. Mr. Farrell is the Series A director, elected by the Series A investors.

We believe that Mr. Farrell’s significant financial and investing expertise as a private equity investor, along with his private and public company board expertise in the real estate industry, give him the qualifications and skills to sit on our Board.

Board Meetings

The Board of Directors held seventeen meetings during 2011. Each director attended 90% or more of the aggregate of (i) the total number of Board meetings held during the period of such member’s service and (ii) the total number of meetings of committees of the Board of Directors on which such member served, during the period of such member’s service at LoopNet. The Board of Directors encourages all directors to attend annual meetings of the stockholders of LoopNet. All of our current directors except for Mr. Byrnes and Mr. Fenton attended the 2011 Annual Meeting of Stockholders. The Board of Directors holds regularly scheduled executive sessions with only non-employee directors present. Such meetings generally occur on at least a quarterly basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of holdings and transactions of LoopNet common stock and other equity securities with the SEC. Directors, executive officers and 10% or greater stockholders are required by SEC regulations to furnish us with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, we believe that during 2011 our directors, executive officers and 10% or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial and accounting officer and persons performing similar functions) and employees. The text of this code is located on our website at www.LoopNet.com under “About Us / Investor Relations / Corporate Governance.” The Company’s web site address provided above is not intended to function as a hyperlink, and the information on the Company’s web site is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference herein. We intend to disclose any amendments to or waivers from this code for our principal executive officer and principal financial and accounting officer on our website.

Audit Committee

Our Audit Committee oversees the accounting and financial reporting processes of the Company and audits of its financial statements and the effectiveness of the Company’s internal control over financial reporting. In that regard, the Audit Committee assists the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the independent auditor’s qualifications and independence, and (3) the compliance by the Company with legal and regulatory requirements. Our management has primary responsibility for the financial statements and reporting process, including systems of internal controls. Our independent auditors are responsible for auditing our financial statements and expressing an opinion as to their conformity to accounting principles generally accepted in the United States.

Our Audit Committee discusses with our independent auditor the planning and staffing for its audits. Our Audit Committee meets with the independent auditors, with and without management present, to discuss the results of its examinations, significant financial reporting issues and judgments made in connection with the preparation of our financial statements and any issues as to the adequacy of our internal controls. In addition to reviewing the annual audited financial statements, the Audit Committee reviews and discusses the interim financial statements with management and the independent auditor. The Audit Committee is also charged with establishing procedures for complaints received regarding accounting, internal accounting controls or auditing matters, oversees compliance with our Code of Business Conduct and Ethics, and approves all related party transactions. As described above, the Audit Committee oversees, on behalf of the Board, our principal risk exposures and our mitigation efforts. In doing so, it is charged with discussing with management these risk exposures and the steps management has taken to monitor and control such exposures, include our risk assessment and risk management policies.

During 2011, our Audit Committee met eight times. Our Audit Committee currently consists of Mr. Byrnes, as Chairman, Mr. Chookaszian and Mr. Ingraham. Our Board has determined that each of the members of our Audit Committee qualifies as independent under the Nasdaq standards and the Exchange Act. Our Board has also determined that Messrs. Byrnes, Chookaszian and Ingraham are each an “audit committee financial expert” as such term is defined by the Securities and Exchange Commission.

The names of the executive officers of the Company and their ages, titles and biographies are contained in the discussion entitled, “Executive Officers” in Part I, Item 1 of the Form 10-K.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

Our Compensation Committee is responsible for overseeing our executive compensation philosophy and administering our executive compensation program. This includes specific compensation determinations for all of our executive officers, including our “named executive officers.” Our “named executive officers” for the fiscal year 2011, as determined under the SEC’s compensation disclosure rules, include Mr. Boyle, Mr. Byrne, Mr. Stumme, Mr. Greenman and Mr. Warthen.

This Compensation Discussion and Analysis first provides an executive summary of our executive compensation program, then discusses our compensation philosophy and objectives, our compensation-setting process, and the individual components of compensation that we provide to our named executive officers, including the specific details of our 2011 executive compensation program and how the Compensation Committee arrived at specific compensation decisions for these executive officers. This Compensation Discussion and Analysis should be read together with the Summary Compensation Table and the other tables and disclosures that follow it.

Executive Summary

Our executive compensation design and strategy for fiscal year 2011 did not change significantly from fiscal year 2010 or from prior years. Furthermore, on April 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoStar Group, Inc. (“CoStar”) under which we will become a wholly-owned subsidiary of CoStar upon the closing of that transaction which is expected in 2012. Discussions with respect to events leading up to the Merger Agreement began when we received an unsolicited written proposal from CoStar in February 2011. Under the Merger Agreement and during the pendency of the merger, we are subject, and remain subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions prohibited us from exploring and pursing attractive business opportunities and acquiring businesses and products without CoStar’s consent, which activities were contemplated by our long-term strategy and financial objectives and also prohibited us from making significant changes to our compensation program for our executive officers in 2011 and to date.

Highlights of our executive compensation program for the fiscal year 2011 include the following:

•	The Base salaries of our executive officers for the fiscal year 2011 increased by a modest amount, except for our Chief Executive Officer, whose base salary remained unchanged at his request;

•

Annual cash bonuses were generally somewhat higher than in prior years due to the significant contribution of the executive officers in preparing for and executing the Merger Agreement, as well as efforts to maintain the ongoing business during the pendency of the merger; and

•

No annual or performance-based equity awards were granted to our executive officers, as the equity grants made in 2010 were intended to replace the annual grants that would typically be made in January 2011, 2012 and 2013 to our executive officers.

Our executive compensation program also includes the following compensation governance provisions:

•

All of our executive officers are “at will” employees and do not have an employment agreements or other arrangement for post-termination benefits and payments, other than with respect to a termination of employment in connection with a change in control (i.e. double trigger provision);

•	Our Compensation Committee is comprised solely of independent directors;

•

Our insider trading policy prohibits any speculative transactions involving our securities, including short sales, trading in exchange listed options or hedging transactions that insulate the person from the full risks and rewards of ownership of our securities; and

•

Our Compensation Committee conducts an annual review of our compensation programs and potential compensation-related risks, and has concluded that our compensation programs (including all cash bonus, equity incentive and commission plans at all levels) do not encourage unnecessary or excessive risks or pose a material risk to us.

Compensation Philosophy and Objectives

Our compensation policy for executive officers is grounded on the belief that our success in promoting our long-term interests and those of our stockholders depends on our ability to attract, motivate and retain talented executives to execute our business strategy. The core of our executive compensation philosophy remains to pay for performance. Within this overall philosophy, the Compensation Committee’s objectives continue to be:

•

To offer a competitive total compensation program that is flexible and allows us to adapt to changing industry conditions and takes into account the compensation practices of peer companies that are identified based on an objective set of criteria;

•	To provide annual cash incentive awards based on individual performance goals and corporate objectives that include both financial and non-financial objectives; and

•

To align the financial interests of our executive officers with those of our stockholders by providing long-term equity based incentives that include both time-based vesting and performance-based vesting criteria to encourage a culture of ownership in the Company.

Compensation Components

The compensation program for our executive officers, including our named executive officers, consists of three primary elements: base salary, an annual cash bonus opportunity and equity compensation. We also provide our named executive officers with certain benefits if they are involuntarily terminated in connection with a change in control of the Company, as well as benefits generally available to all employees, such as health care and 401(k) plan participation which is the same for all employees, including our named executive officers.

The primary component of our executive compensation program for the past several years has been equity. Historically, we provided equity solely in the form of stock options, but more recently, we have provided a combination of stock options and restricted stock units. We have emphasized the use of equity to incent our executive officers to focus on our long-term growth and, correspondingly, to create sustainable long-term value for our stockholders. We believe that equity compensation offers our executive officers a valuable long-term incentive that aligns their interests with the interests of our stockholders. This was particularly the case in 2010 with the one-time performance-based equity grants tied to our long-term strategic plan. As a result of the significant grants made in 2010, we did not make any equity grants to our executive officers in 2011, nor have we made any in 2012.

We offer cash compensation to our executive officers, in the form of base salaries and annual cash incentive opportunities. Generally, we have structured our annual cash incentive plan opportunities to focus on achievement of or progress toward specific near-term financial objectives that will further our longer-term growth objectives. As a result of the recent economic downturn, particularly the depressed market conditions in the commercial real estate industry over the past few years, we did not increase the fixed component of annual cash compensation, the base salary, for our executive officers from 2008 through 2010, other than in connection with promotions. In 2011, we increased the base salaries by a modest amount for each of our executive officers, other than our Chief Executive Officer and those that had received a salary increase in connection with promotions in 2010. At the same time, we increased the amount of equity awards in prior periods, both on an absolute and relative basis, to both compensate for lack of growth in cash compensation and to better ensure our named executive officers are retained and their interests are properly aligned with the interests of the stockholders to create long-term stockholder value. We believe we have even further aligned the interests of our named executive officers and our stockholders by tying a significant portion of the equity awards granted to our named executive officers in 2010 to the achievement of a specific long-term performance objective, growth in our Adjusted EBITDA over the next several years. As a result of the significant grants in 2010, we did not make any equity grants to our executive officers in 2011. We believe this performance objective supports the efforts we made in the second half of 2009 and in 2010 to review our operations from a strategic viewpoint and develop a long-term strategic plan for growth.

Compensation-Setting Process

As part of its compensation review process, the Compensation Committee annually reviews and approves each element of compensation and the mix of compensation that comprises each named executive officer’s total compensation package. The Compensation Committee regularly consults with our full Board of Directors on its deliberations and actions.

In carrying out its responsibilities, the Compensation Committee works with our Chief Executive Officer. Our Chief Executive Officer assists the Compensation Committee by providing information on company and individual performance, market data, employee morale and management’s perspective of the state of our business. Typically, our Chief Executive Officer makes recommendations to the Compensation Committee for each element of compensation for the named executive officers (except with respect to his own compensation), and attends the Compensation Committee meetings (except with respect to discussions involving his own compensation). However, the Compensation Committee must approve each element of, and any changes to, the compensation of any of the executive officers.

The Compensation Committee generally considers a number of factors in establishing or revising each executive officer’s total compensation, including its understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities; the performance of the executive officer during the prior year towards achievement of individual and corporate goals; the roles and responsibilities of the executive officers; the individual experience and skills of, and expected contributions from, the executive officers; internal pay equity; and each executive officer’s historical compensation. Compensation Committee decisions in 2010 and 2011 also reflected the impact of the global financial crisis and resulting economic downturn and its impact on the commercial real estate industry, and a determination by management and the Board of Directors to contain operating expenses, while motivating the named executive officers in the face of challenging conditions.

The Compensation Committee is authorized to retain the services of compensation consultants and other advisors from time to time, as it sees fit, in connection with the establishment of cash and equity compensation plans and arrangements and related policies.

In the past, the Compensation Committee has retained the services of a compensation consultant to assist in formulating our executive compensation program. However, the Committee did not retain a compensation consultant in determining executive compensation for fiscal 2010 or fiscal 2011. Instead, in 2010 the Compensation Committee elected to have management work with outside executive compensation counsel to prepare an executive compensation survey and analysis based on a methodology and peer group similar to that of previous reports prepared by outside consultants, and utilized Equilar, Inc., a provider of executive compensation proxy data, to obtain the report data. The companies comprising the peer group were included on the basis of their similarity to us in strategy and business model (both marketplace models and the tools/information services aspect of our business) and revenues, net income, earnings per share, total assets, market capitalization, return on revenue, return on assets, return on equity and number of full time employees. In 2011, the Company reviewed the peer group utilized in 2010, and determined to add one company, Reis, Inc., a direct competitor of the Company. For fiscal 2011, this peer group consisted of the following companies:

Ancestry.com Inc. Blue Nile, Inc. CoStar Group, Inc. DealerTrack Holdings, Inc. Dice Holdings, Inc. eHealth, Inc. Internet Brands, Inc.	J2 Global Communications, Inc. Liquidity Services, Inc. Move, Inc. OpenTable, Inc. Reis, Inc. TheKnot, Inc. ZipRealty, Inc.

The Compensation Committee viewed the peer group compensation data as a general guide for reviewing proposed 2011 executive compensation. In particular, with respect to the base salary and annual cash bonus incentives, the Compensation Committee reviewed the proposed 2011 executive compensation in light of the average and median amounts paid by the peer group, as well as the 25th, 50th and 75th percentile of the peer group, but did not target any specific percentiles or ranges for any of the executive officers.

Elements of Executive Compensation

The following describes each component of our named executive officer compensation, the rationale for each component and how each component is determined.

Cash Compensation

The cash compensation of our named executive officers consists of base salary and an annual cash bonus opportunity determined by the Compensation Committee after discussion with the full Board of Directors. Cash compensation is paid to reward near term (annual) performance and to encourage executives to optimize current opportunities.

Base Salary

Base salary represents the fixed portion of our named executive officers’ compensation. Although base salary represents a modest proportion of the total compensation opportunity for our executive officers, it is still an important element in that it enables us to attract and retain highly qualified executive officers and key employees.

In general, our Compensation Committee reviews the base salaries of our executive officers, including our named executive officers, at the beginning of each year. In early 2011, given that the base salaries of our named executive officers had remained at their 2008 levels, the Compensation Committee conducted a review of the base salaries of our executive officers compared to our peer group, and determined to increase the base salaries for each of our named executive officers, except for our Chief Executive Officer. Our Compensation Committee also considered that with the increased salaries, most of our named executive officers were still in the 50% percentile or below of our peer group. The following table sets forth the information regarding the base salaries for fiscal year 2010 and the new base salaries that became effective on February 1, 2011:

Name	2010 Base Salary	New Base Salary Effective February 1, 2011	Percentage Increase
Richard J. Boyle, Jr.	$350,000	$350,000	—%
Thomas P. Byrne	275,000	285,000	3.5
Brent Stumme	260,350	270,000	3.7
Jason Greenman	240,720	245,000	1.8
Wayne Warthen	230,460	240,000	4.1

Annual Incentive Pay

Our compensation components also include the opportunity for an annual cash bonus opportunity based on a targeted percentage of base salary. All of our named executive officers were participants in our 2011 Cash Bonus Plan, which was adopted by the Compensation Committee in February 2011.

The 2011 Bonus Plan was administered by the Compensation Committee, which had full authority to select participants, set bonus amounts and fix performance targets. For 2011, the Compensation Committee set minimum and threshold bonus targets based on a percentage of each named executive officer’s base salary. Accordingly, the named executive officers were eligible for annual bonuses under the 2011 Bonus Plan at the following percentages of their respective base salaries, which were in line with our historical practices:

Name	Minimum Bonus Percentage (%)	Threshold Bonus Percentage (%)
Richard J. Boyle, Jr.	30	80
Thomas P. Byrne	30	80
Brent Stumme	30	60
Jason Greenman	25	50
Wayne Warthen	25	50

As a result of the continued disruption in the commercial real estate industry and in light of our focus on longer-term strategic objectives, the 2011 Bonus Plan was initially focused on the alignment with the long-term corporate objectives of the Company and those identified by management for 2011 which included both internal and external investments in new products and services. In determining the actual bonus amounts for the named executive officers under the 2011 Bonus Plan, the Compensation Committee considered certain corporate financial objectives such as revenue and Adjusted EBITDA results against the 2011 internal budget, progress towards strategic business objectives, as well as each participant’s individual performance and contribution to the Company in 2011. The Compensation Committee also considered the impact of the signing of the Merger Agreement with CoStar in April 2011, the significant contributions of the executive officers in preparing for and executing the Merger Agreement in April 2011, the limitations in the Merger Agreement with respect to planned investment activities as well as the efforts of the management team to maintain the ongoing business during the pendency of the merger. Viewing performance as a whole against the challenging economic environment and the pendency of the merger, the Compensation Committee concluded that the Company and the executive team had performed well in executing on the 2011 operating plan. Because of this performance and the individual contributions and achievements of the named executive officers towards achieving those goals, the Compensation Committee approved a bonus under the 2011 Bonus Plan set forth below for each named executive officer, each of which represents the percentage of each named executive’s base salary as set forth below.

Name	Cash Incentive Amount ($)	Percentage of Base Salary (%)
Richard J. Boyle, Jr.	260,000	74
Thomas P. Byrne	250,000	88
Brent Stumme	170,000	63
Jason Greenman	95,000	39
Wayne Warthen	130,000	54

The 2011 bonus payment was $40,000 greater than the 2010 bonus payment for Mr. Boyle, $35,000 greater that the 2010 bonus payment for Mr. Byrne, $15,000 greater than the 2010 bonus payment for Mr. Stumme, $10,000 less than the 2010 bonus payment for Mr. Greenman and $15,000 greater than the 2010 bonus payment for Mr. Warthen. These generally increased bonus amounts were a reflection of the Company’s continued achievement of corporate financial objectives, especially in light of the pending merger, as well as the individual achievements of the officers in 2011. With respect to 2011 individual performance, the Compensation Committee took into account the following performance of each of our named executive officers:

•

Mr. Boyle’s overall leadership and direction of the Company in a difficult economic operating environment, his significant contribution in preparing for and executing the Merger Agreement and his efforts to maintain the business during the pendency of the merger;

•

Mr. Byrne’s overall leadership and direction in the operations of the business on an ongoing basis, his significant contribution in preparing for and executing the Merger Agreement and his efforts to maintain the business during the pendency of the merger;

•

Mr. Stumme’s ongoing achievements in managing expenses and measured allocation of resources in a time of uncertainty in the overall commercial real estate industry as well as his financial oversight in preparing for and executing the merger agreement and his oversight of our financial planning, accounting and human resources functions;

•

Mr. Greenman’s contribution in preparing for and executing the Merger Agreement, somewhat offset by the decrease role of new business development in light of the restrictions of the Merger Agreement; and

•	Mr Warthen’s ongoing achievements in the areas of research and data and his contribution in preparing for and executing the Merger Agreement.

Equity Compensation

As noted earlier, we use equity awards to enhance stockholder value by seeking to closely align the financial interests of our named executive officers with those of our stockholders. The Compensation Committee believes that when our executive officers’ compensation is primarily weighted towards equity-based compensation, our executive officers will have a continuing stake in our long-term success.

Each named executive officer is eligible to receive equity awards under our 2006 Equity Incentive Plan. Subject to the overall provisions of the 2006 Equity Incentive Plan, the Compensation Committee determines the form, terms and the number of shares subject to any equity award granted to a named executive officer and bases its determination on the executive officer’s position, past performance, anticipated future contributions and prior equity-based grants. Our equity awards currently consist of stock options and restricted stock units, although prior to 2009 we had exclusively utilized stock options for our executive officers. The Compensation Committee’s view is that stock options, when granted with exercise prices equal to the fair market value of our common stock on the grant date (as our grants have been), provide an appropriate long-term incentive for our named executive officers since they reward them only if they remain employed by us for a particular time period and only if the price of our common stock increases over that time period. The use of restricted stock units in conjunction with stock options gives us the flexibility to manage both medium and long- term retention of employees, while driving increases in the value of the our common stock by aligning employee and stockholder incentives.

In February 2010, the Compensation Committee approved significant awards of stock options and restricted stock units, which included both awards that vest over time and awards with vesting tied to performance and to achieving execution of the company’s long-term strategic plan. The 2010 performance equity awards were generally intended to replace the annual grants that would typically be made in January 2011, 2012 and 2013 to our named executive officers. Accordingly, no equity awards were made to our executive officers in 2011 as part of the 2011 executive compensation review. In addition, in light of the pendency of the merger, the Compensation Committee has not yet undergone a 2012 executive compensation review, and no equity awards have been made to our executive officers in 2012.

Because of the increase in the absolute amount of equity awards and our reliance on equity as the primary compensation vehicle, the Compensation Committee also recommended to the full Board of Directors, that the Company implement an annual stock repurchase program to reduce the dilution that results from our use of equity compensation and the Board of Directors followed that recommendation in 2010; however, the Merger Agreement prohibits us from repurchasing any of our stock during the pendency of the merger without CoStar’s consent.

In December 2011, the Compensation Committee reviewed the equity awards held by our executive officers in light of the pending merger. The Compensation Committee considered that the named executive officers were subject to a voting and support agreement entered into in connection with the Merger Agreement in April 2011, which restricted each named executive officer’s ability to sell or transfer shares of the Company’s common stock, other than to cover tax withholding obligations. The Compensation Committee also considered that under the terms of the Merger Agreement, all of the outstanding equity awards held by all of our employees, including the executive officers would accelerate upon the closing and would be entitled to receive the same merger consideration as other stockholders of the Company. The Compensation Committee further considered that due to the delay in the closing of the merger beyond December 31, 2011 as a result of regulatory review, amendments to certain of the equity awards held by our executive officers would allow the officers to avoid potential excise taxes as a result of the merger. The Compensation Committee further considered that the executive officers would also be subject to the tax and other investment risks associate with exercising the stock options and holding shares of our common stock, as the value of such shares could decline significantly in the event the merger was not completed, and that in that event, the Compensation Committee would need to reconsider a broader long term retention program for the executive officers.

As a result of these considerations, in December 2011, our Compensation Committee approved amendments to the stock options held by our executive officers to allow such options to be (1) exercised by a net exercise arrangement pursuant to which we would reduce the number of shares issued upon exercise of such option by the minimum whole number of shares with a fair market value sufficient to pay the aggregate exercise price of the exercised shares and the minimum tax withholding obligations (if any) in connection with the exercise of the options and (2) transferable by gift or domestic relations order to the holder’s spouse or children to the extent permitted by Form S-8 under the Securities Act and other applicable law. The executive officers were offered the option to accept such amendments prior to December 31, 2011, and were required to so net exercise or transfer shares prior to December 31, 2011. All of our executive officers accepted such amendments and exercised a number of stock options prior to December 31, 2011. In addition, following these amendments to the stock options, in December 2011, the Compensation Committee authorized and delegated to our Chief Financial Officer the discretion to accelerate the vesting of shares subject to unvested stock options and restricted stock units held by our executive officers, other than our Chief Executive Officer and our President and Chief Operating Officer, in an amount determined to be reasonably necessary to eliminate certain excise taxes imposed as a result of the pending merger, to be effective only to the extent that the executive officer exercises all then vested equity awards on or prior to December 31, 2011. Equity awards for each of our executive officers, other than our Chief Executive Officers and our President and Chief Operating Officer, were so accelerated and exercised prior to the December 31, 2011.

Benefits

The named executive officers may participate in the benefit programs which are available to all our employees, including Company-sponsored health and welfare plans and a voluntary 401(k) plan under which we match 100% of participants’ contributions up to a maximum of 3% of their compensation and 50% of additional contributions for an additional 2% of the employees’ compensation.

Post-Termination Benefits and Payments

The following discussion does not reflect the amounts payable or the benefits to be received in accordance with our pending merger with CoStar, which are discussed in our definitive proxy statement on Schedule 14A filed with the SEC on June 6, 2011. The proxy statement should be reviewed for information regarding the change of control payments expected to be made and benefits to be received in connection with that transaction.

All of our employees, including our named executive officers, are employed at will and do not have employment agreements or other agreements providing severance or other benefits in connection with termination of employment unrelated to a change in control. However, we have entered into agreements with our named executive officers that provide for cash severance, health continuation benefits and certain equity acceleration if our named executive officers are involuntarily terminated in connection with or within 12 months following a change of control.

In addition, stock options and other awards held by our executive officers granted under our 2006 Equity Incentive Plan, other than the performance-based options and restricted stock units granted in February and September 2010, will accelerate with respect to all unvested shares subject to the award if the awards are assumed or substituted by the successor in a change of control of the Company and the executive officers are involuntarily terminated two months prior to a change in control or twelve months after a change of control. Under the 2006 Equity Incentive Plan, if the awards are not assumed or substituted by the successor, then all unvested awards under the plan will accelerate in full upon the change in control of the Company. Under the terms of the performance-based equity awards made in February and September 2010 to our executive officers, one-third of the performance-based options and restricted stock units would have vested if a change in control had occurred prior to February 11, 2011, two-thirds of the performance-based options and restricted stock units will vest if a change in control occurs prior to February 11, 2012 and all such awards will vest if the change in control occurs on or after February 11, 2012.

These change in control arrangements are intended to enable our named executive officers to evaluate potential change-in-control transactions objectively and with stockholder interests, rather than personal interests, in mind. In addition, they provide an appropriate level of compensation for a specified time interval for executives who would likely be involved in decisions regarding and/or successful implementation of a change in control and are personally at risk for job loss in the event of a change in control.

For more information about the change in control severance agreements, as well as a tabular summary of the potential payments that may be made to named executive officers upon a change in control or other termination, please refer to “Potential Payments upon Termination or Change in Control” below.

Other Compensation Policies

Prohibition Against Certain Equity Transactions

Our Insider Trading Policy prohibits all of our employees, officers and directors from engaging in speculative transactions involving our common stock, including “short” sales, trading in exchange listed operations or engaging in hedging or monetization transactions which could reasonably cause our employees, officers and directors to have interests adverse to our stockholders. “Short” sales, which are sales of shares of common stock by a person that does not own the shares at the time of the sale, evidence an expectation that the value of the shares will decline. We prohibit our employees, officers and directors from entering into “short” sales because such transactions signal to the market that the person has no confidence in us or our short-term prospects and may reduce the seller’s incentive to improve our performance. In addition, Section 16(c) of the Exchange Act expressly prohibits executive officers and directors from engaging in short sales. Our employees, officers and directors are also prohibited under our Insider Trading Policy from entering into hedging or monetization transactions, such as prepaid variable forwards, equity swaps, collars ad exchange funds, which allow a party to lock in much of the value of their stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions would allow someone to continue to own the covered securities, but without the full risks and rewards of ownership. If an employee, officer or director were to enter into such a transaction, the officer would no longer have the same objectives as our other stockholders.

Stock Ownership Guidelines

To date we have not implemented a policy regarding minimum stock ownership requirements for our executives, including the named executive officers. However, each of our named executive officers currently holds a significant amount of vested equity.

Compensation Recovery Policy

To date we have not implemented a policy regarding retroactive adjustments to any cash or equity-based compensation paid to our executive officers and other employees where the payments were predicated upon achievement of financial results that were subsequently the subject of a financial restatement. However, we will review any rules adopted by the SEC regarding such a policy in light of the Dodd-Frank Act which requires that public companies disclose such policies, and will consider the necessity and terms of such a policy when any such SEC rules are adopted.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code (the “Code”) disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1 million paid in any taxable year to its Chief Executive Officer and each of its three next most highly-compensated executive officers (other than its Chief Financial Officer). Remuneration greater than $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code. In this regard, the compensation income realized upon the exercise of stock options granted under our 2006 Equity Incentive Plan generally will be deductible, and compensation income realized upon the vesting of restricted stock or restricted stock units may be deductible, so long as the awards are made by a committee whose members are non-employee directors and certain other conditions are satisfied.

Our Incentive Bonus Plan has not been approved by our stockholders; however, it has been a consideration of the Compensation Committee to keep named executive officer cash compensation deductible under Section 162(m). Because of our reliance on equity compensation, this has not to date constrained our compensation decision-making. The Compensation Committee may, however, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Taxation of “Parachute” Payments and Deferred Compensation

Sections 280G and 4999 of the Code provide that certain officers, highly compensated employees and stockholders holding a significant equity interest in the Company may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that our Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not provided any executive officer, including any named executive officer, with the right to a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999.

Section 409A of the Code imposes significant additional taxes in the event that an executive officer, director, or service provider receives “deferred compensation” that does not satisfy the restrictive conditions of this provision. Although no traditional nonqualified deferred compensation plan was in place for executive officers during 2010, Section 409A applies to certain equity awards and severance arrangements. To assist employees in avoiding additional taxes under Section 409A, we believe that we have structured equity awards in a manner intended to be exempt from, or comply with, the applicable Section 409A conditions.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (formerly known as Statement of Financial Accounting Standards 123(R)), for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

2011 Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation last year at our 2011 Annual Meeting of Stockholders. At that meeting, more than 99% of the votes cast (excluding broker non-votes) on the advisory vote on executive compensation proposal were in favor of our named executive officer compensation as disclosed in our 2011 proxy statement, and as a result, our named executive officer compensation was approved by our stockholders. Our Board of Directors and Compensation Committee reviewed these final vote results and determined that, given the significant level of support and well as the fact that we had entered into a Merger Agreement with CoStar which limited our ability to modify our executive compensation programs, no changes to our executive compensation policies and decisions were necessary based on the vote results.

The following “Report of the Compensation Committee” and related disclosure shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K/A into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensations Discussion and Analysis be included in this Form 10-K/A.

COMPENSATION COMMITTEE

Tom Unterman (Chairman)

Noel Fenton

James Farrell

Relationship between Compensation Policies and Risk

The Compensation Committee and management conducted a comprehensive review of our compensation programs. The goal of this review was to assess whether any of our compensation programs, either individually or in the aggregate, would encourage executives or employees to undertake unnecessary or excessive risks that were reasonably likely to have a material adverse effect on us.

The Compensation Committee and management reviewed our cash bonus, commission and equity incentive plans applicable to our regular employees and considered the number of participants in each plan, the participant’s level within the organization, the general level of payment under such plans, any applicable performance metrics under each plan and the type and mechanics of the plan and its purpose. The Compensation Committee concluded that none of the broad-based programs (base salary, cash bonuses, commissions and equity incentive arrangements) that extend to regular employees would likely encourage unnecessary or excessive risks.

The Compensation Committee and management also assessed the risks of those plans that were identified as having the potential to deliver a material amount of compensation to the executives, including the annual Cash Bonus Plan and equity compensation that are described above in “—Compensation Discussion and Analysis.” The risk assessment included, but was not limited to, analyzing the following items:

•	Whether there was effective balance in the plans (e.g., cash and equity mix, short- and long-term performance focus, etc.);

•	Whether there was effective balance in the performance goals contained in the plans (e.g., between corporate financial and strategic business objectives);

•	Whether the potential payments were reasonable based on potential achievement of those goals;

•

When applicable, whether the relationship between performance objectives under the cash bonus plan and equity awards were consistent with our stockholders’ interests as well as the objectives of our long-term incentive plans; and

•	Whether we had adopted meaningful risk mitigants, including independent Compensation Committee oversight, relative to the plans.

The Compensation Committee concluded that none of these plans would likely encourage unnecessary or excessive risks. The Compensation Committee and management also concluded that our executive compensation risk profile was reasonable, and our strategy and programs do not pose a material risk due to a variety of mitigating factors. These factors include:

•	Our compensation program provide a mix of long and short-term elements using a combination of annual base salary, annual cash bonus opportunities and long-term equity incentives;

•

Performance goals for the annual cash bonus opportunities are based on a combination of financial objectives, rather than performance of our stock price, long-term strategic objectives and individual performance;

•	The use of equity awards to foster employee retention and align our executive officers’ interests with those of our stockholders;

•

The use of two distinct long-term incentive vehicles—RSUs and stock options—a portion of which vest over a number of years and a portion of which vest upon achievement of financial objectives, thereby providing strong incentives for sustained operational and financial performance balanced with growing total shareholder return as well as greater focus on sustained company performance over time;

•	The Compensation Committee’s final discretion on performance objectives and payouts under the annual cash bonus plan; and

•

Our insider trading compliance policy that requires executive officers to obtain permission to undertake any transaction our stock, even during open trading periods, and which prohibits any speculative transactions involving our securities, including short sales, trading in exchange listed options or hedging transactions that insulate the person from the full risks and rewards of ownership of our securities, and the holding of our securities in margin accounts or pledging them as collateral for loans absent prior approval of certain pledges.

As a result of this review, both the Compensation Committee and management concluded that our compensation policies and practices for all employees, including its named executive officers, are structured so as not to encourage excessive risk-taking and do not create risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The table below sets the total compensation earned during 2009, 2010 and 2011 by our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
Richard J. Boyle, Jr. CEO and Chairman of the Board of Directors	2011	350,000		—	—	260,000	9,973	(3)	619,973
	2010	350,000		398,800	397,737	220,000	9,956		1,376,493
	2009	350,000		—	1,121,100	165,000	9,956		1,646,056
Brent Stumme Chief Financial Officer and Senior Vice President, Finance and Administration	2011	270,000		—	—	170,000	9,973	(3)	449,973
	2010	260,350		249,250	209,335	155,000	9,956		883,891
	2009	260,350		217,800	672,660	140,000	11,512		1,302,322

Thomas P. Byrne President and Chief Operating Officer	2011	285,000		—	—	250,000	9,973	(3)	544,973
	2010	275,000		398,800	355,870	215,000	9,956		1,254,626
	2009	275,000		363,000	971,620	160,000	9,956		1,779,576
Jason Greenman Chief Strategy Officer and Senior Vice President, Corporate Development	2011	245,000		—	—	95,000	9,973	(3)	349,973
	2010	240,720		249,250	209,335	105,000	9,956		814,261
	2009	240,720	25,000	181,500	523,180	105,000	9,956		1,085,356

Wayne Warthen Chief Technology Officer and Senior Vice President, Information Technology	2011	240,000		—	—	130,000	9,973	(3)	379,973
	2010	230,460		249,250	209,335	116,000	9,956		815,001
	2009	230,460		181,500	523,180	105,000	11,512		1,051,652

(1)	The amounts in this column reflect the aggregate grant date fair value of each restricted stock unit or option award computed in accordance with FASB ASC Topic 718. These amounts do not represent the actual value that may be realized by our named executive officers. A portion of our equity awards in 2011 were in the form of performance-based restricted stock units or performance-based option awards. Based on the probable outcome of the performance condition associated with these performance-based awards, the grant date fair value was zero, which was the estimated aggregate compensation cost to be recognized over the service period, determined as of the grant date under FASB ASC Topic 718. The maximum values of the performance restricted stock units and performance option awards at the grant date, assuming the performance condition was met but excluding the amount of estimated forfeitures, are as follows:

	Performance Stock Awards ($)	Performance Option Awards ($)
Mr. Boyle	1,196,400	1,254,000
Mr. Stumme	747,750	660,000
Mr. Byrne	1,196,400	1,122,000
Mr. Greenman	747,750	660,000
Mr. Warthen	747,750	660,000

Further information regarding the valuation assumptions used in the calculations are included in Note 9 to the Company’s financial statements for the fiscal year ended December 31, 2011 contained in the Company’s 2011 Annual Report on Form 10-K. For additional information on these awards, see the “Grant of Plan-Based Awards Table” and “Compensation Discussion and Analysis.”

(2)	Represents amounts earned under our annual cash bonus plan. For additional information on these awards, see the “Grant of Plan-Based Awards Table” and “Compensation Discussion and Analysis.”
(3)	Includes (i) a match to employee contributions under the Company’s 401(k) Plan and (ii) a life insurance premium in the amount of $173, for each named executive officer.

Grants of Plan-Based Awards for 2011

The following table provides information on cash-based performance awards granted in fiscal year 2011 to each of our named executive officers. There were no stock options or restricted stock units granted to our named executive officers in fiscal year 2011.

Name	Grant Date	Estimated Possible Payout Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Stock/Units (#)	Options (#)	Awards ($/Share)	Awards ($)
Richard J. Boyle, Jr.	—		105,000	280,000
Brent Stumme	—		81,000	162,000
Thomas P. Byrne	—		85,500	228,000
Jason Greenman	—		61,250	122,500
Wayne Warthen	—		60,000	120,000

(1)	Amounts represent target awards payable to each named executive officer under the 2011 Bonus Plan, which plan does not have specific threshold or maximum goals. The performance goals and target percentages (as a percentage of base salary) for determining the payout under the 2011 Bonus Plan for each named executive officer are described in the Compensation Discussion and Analysis, and the amounts actually paid are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers at the end of fiscal 2011:

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($/Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Richard J. Boyle, Jr.							30,000	(3)	548,400
							120,000	(2)	2,193,600
	3/21/2007	85,000	—		16.07	3/20/2014
	1/09/2008	—	1,876		11.06	1/08/2015
	2/13/2009	—	109,376		7.26	2/12/2016
	2/11/2010	—	51,459		9.97	2/10/2017
	2/11/2010	—	285,000	(2)	9.97	2/11/2017
Brent Stumme							15,000	(3)	274,200
							75,000	(2)	1,371,000
	1/09/2008	—	1,355		11.06	1/08/2015
	2/13/2009	—	65,626		7.26	2/12/2016
	2/11/2010	—	150,000	(2)	9.97	2/11/2017
Thomas P. Byrne							76,250	(3)	1,393,850
							120,000	(2)	2,193,600
	1/09/2008	—	1,355		11.06	1/08/2015
	2/06/2008	—	13,126		12.04	2/05/2015
	2/13/2009	—	94,792		7.26	2/12/2016
	2/11/2010	—	46,042		9.97	2/10/2017
	2/11/2010	—	255,000	(2)	9.97	2/11/2017
Jason Greenman							6,250	(3)	114,250
							75,000	(2)	1,371,000
	2/11/2010	—	150,000	(2)	9.97	2/11/2017
Wayne Warthen							75,000	(2)	1,371,000
	1/09/2008	—	1,251		11.06	1/08/2015
	2/11/2010	—	150,000	(2)	9.97	2/11/2017

(1)	Except as noted, all such options vest at the rate of 1/48th of the shares originally subject to the option per month for four years, so long as the named executive officer remains an employee of the Company.
(2)	These performance-based awards vest 100% upon the achievement of a trailing four quarters of Adjusted EBITDA per share equal to $1.27 at the end of any fiscal quarter of the Company that occurs on or prior to February 11, 2017, as discussed in the Compensation Discussion and Analysis.
(3)	All restricted stock units vest with respect to one quarter of the original number of shares subject to each award on the first four anniversaries of the award, so long as the named executive officer remains an employee of the Company.
(4)	Based upon the closing sale price for the common stock on the Nasdaq Global Select Market on December 30, 2011 of $18.28 per share.

Option Exercises and Stock Vested

The following table sets forth the number of shares acquired on exercises of stock options and vesting of restricted stock units by our named executive officers during fiscal 2011 and the value realized:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Richard J. Boyle, Jr.	647,289	7,495,926	10,000	117,100
Brent Stumme	369,789	3,478,338	32,500	505,075
Thomas P. Byrne	767,265	6,310,966	43,750	488,725
Jason Greenman	379,026	3,599,596	37,500	605,125
Wayne Warthen	363,019	3,488,389	43,750	719,813

(1)	The value realized equals the market price of LoopNet common stock on the vesting date, multiplied by the number of shares that vested.

Potential Payments Upon Termination or Change in Control

The following discussion does not reflect the amounts payable in accordance with our pending merger with CoStar, which are discussed in our definitive proxy statement on Schedule 14A filed with the SEC on June 6, 2011. The proxy statement should be reviewed for information regarding the change of control payments expected to be made in connection with that transaction.

Our named executive officers are at-will employees, whose payments on any termination will consist of unpaid salary and accrued vacation, as well as the ability to exercise vested options. The table below shows certain additional payments that would have been made to named executive officers if an involuntary termination following a change in control had occurred on the last business day of fiscal year 2011 (i.e., December 31, 2011). The potential payments were determined under the terms of our plans and arrangements as in effect on December 31, 2011, including the change in control severance agreements described below. The footnotes to the tables describe the assumptions used in estimating the amounts set forth in the tables. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment following a change in control can only be determined at the time of an executive’s separation from the Company. As set forth above, the table does not include unpaid salary and accrued vacation or the value of vested options.

			Intrinsic Value of Accelerated Equity Awards (3)
Name	Cash Severance ($) (1)	Health Benefits ($) (2)	Options ($)	Restricted Stock and Restricted Stock Units ($)	Total ($)
Richard J. Boyle, Jr.	590,000	25,935	4,014,843	2,742,000	6,756,843
Brent Stumme	432,500	25,935	1,979,482	1,645,200	3,624,682
Thomas P. Byrne	517,500	25,935	3,637,956	3,587,450	7,225,406
Jason Greenman	345,000	25,935	1,246,500	1,485,250	2,731,750
Wayne Warthen	363,000	25,935	1,255,532	1,371,000	2,626,532

(1)	Equal to (x) the named executive officer’s annual base salary in effect as of December 31, 2011 plus (y) the average of the annual bonuses paid to such Executive over the two years ended December 31, 2011.
(2)	Equal to the twelve month continuation of health benefits for the named executive officer and his dependents following December 31, 2011.
(3)	Based on closing sale price for the common stock on the Nasdaq Global Market on December 30, 2011 at $18.28 per share.

The Company entered into change in control severance agreements with our named executive officers, Richard J. Boyle, Jr., Thomas P. Byrne, Brent Stumme, Jason Greenman and Wayne Warthen on December 2008. The change in control severance agreements are intended to attract and retain high quality executives and to enable our named executive officers to evaluate potential change-in-control transactions objectively and with stockholder interests, rather than personal interests, in mind. Additionally, they provide an appropriate level of compensation for a specified time interval for executives who would likely be involved in decisions regarding and/or successful implementation of a change in control and are personally at risk for job loss in the event of a change in control.

The change in control severance agreements provide that in the event that a named executive officer is terminated without cause or such executive terminates employment for good reason at any time during the period commencing two months prior to a change in control and ending twelve months following a change in control of the Company, as defined in the agreements, the executives are entitled to certain severance benefits. The benefits are conditioned upon the execution of a release, which includes non-disparagement obligations, and the confidentiality and one-year non-solicitation provisions in the Company’s proprietary information and inventions agreement, previously executed by the executive. Each agreement is effective until modified, terminated by mutual agreement of the parties to the agreement or all of the obligations with respect to the agreement have been satisfied.

The severance benefits include (1) a lump sum amount payable in cash equal to one times the sum of (a) the executive’s annual base salary in effect at the time of the termination and (b) the average of the annual bonuses paid to such executive over the last two years; (2) continuation of health benefits for the executive and the executive’s dependents for twelve months following the date of the executive’s termination; and (3) full acceleration of any unvested equity awards upon termination, excluding the performance-based equity awards. The vesting acceleration of the performance-based equity awards are subject to the terms of the respective performance-based equity awards agreements, which provide the following: one-third (1/3) of the underlying shares shall vest if a change of control occurs prior to February 11, 2011, two-thirds (2/3) of the underlying shares shall vest if a change of control occurs prior to February 11, 2012, and 100% of the underlying shares shall vest if a change of control occurs prior to February 11, 2013. If the payments under each change in control severance agreement, including but not limited to accelerated vesting of options, would trigger a federal excise tax based on Internal Revenue Code Section 280G, then the total payments made to the executive under the agreement will be reduced if, and to the extent, such reduction would result in the executive retaining a larger amount on an after-tax basis (taking into account Internal Revenue Code Sections 280G and 4999) than if the executive had received the total payment.

As defined in the change in control severance agreements, “Change of Control” means the first to occur of any of the following events:

(i) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into or exchanged for voting securities of the surviving entity) more than sixty percent (60%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

(ii) (A) any approval by the stockholders of the Company of a plan of complete liquidation of the Company, other than as a result of insolvency or (B) the consummation of the sale or disposition (or the last in a series of sales or dispositions) by the Company of all or substantially all of the Company’s assets, other than a sale or disposition to a wholly-owned direct or indirect subsidiary of the Company and other than a sale or disposition which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (by being converted into or exchanged for voting securities of the entity to which such sale or disposition was made) more than sixty percent (60%) of the total voting power represented by the voting securities of the entity to which such sale or disposition was made after such sale or disposition; or

(iii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company’s then outstanding voting securities; or

(iv) during any period of two consecutive years after the Effective Date, Incumbent directors cease for any reason to constitute a majority of the Board.

Compensation of Directors

We award our non-employee directors an option to purchase 25,200 shares of our common stock upon first becoming a director. For the fiscal years ending 2006 through 2010, we awarded non-employee directors an option to purchase 10,500 shares of our common stock annually thereafter. We did not award any options to non-employee directors in 2011. In 2011, non-employee directors received an annual cash retainer of $20,000 for serving on the Board of Directors, an additional annual cash retainer of $10,000 for serving as the chair of our Audit Committee and $5,000 for serving as the chair of each of our Compensation and Corporate Governance and Nominating committees. Non-employee directors also are entitled to meeting fees ranging from $500 to $2,000 for Board and committee meetings depending on the day held and whether they are in person or telephonic meetings. Directors who are employees of LoopNet, such as Mr. Boyle, do not receive any additional compensation for their services as directors. Mr. Boyle’s compensation is included in the Summary Compensation Table rather than the Director Compensation Table below.

The following table provides compensation information for our non-employee directors for 2011:

Name	Fees Earned or Paid In Cash ($)	Option Awards ($) (1)	Total ($)
William Byrnes	45,000	—	45,000
Dennis Chookaszian	35,000	—	35,000
James T. Farrell	35,500	—	35,500
Noel Fenton	40,500	—	40,500
Scott Ingraham	35,000	—	35,000
Thomas E. Unterman	40,500	—	40,500

(1)	Our non-employee directors held options to purchase the following number of shares of common stock as of December 31, 2011: William Byrnes – 67,200 shares; Dennis Chookaszian – 67,200 shares; James T. Farrell (held in the name of Calera Capital Advisors, L.P. – 35,700 shares; Noel Fenton (held in the name of TVL Management Corporation) – 42,000 shares; Scott Ingraham – 67,200 shares; and Thomas E. Unterman – 42,000 shares.

Compensation Committee Interlocks and Insider Participation

Messrs. Unterman, Farrell and Fenton served as members of the Compensation Committee during fiscal 2011. They have no relationship with the Company other than as directors and stockholders. During fiscal 2011, no executive officers of the Company served as a director, or as a member of any compensation committee, of any other entity that had an executive officer that served on the Board of Directors or Compensation Committee of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of the Company’s common stock as of April 16, 2012 or any indicated earlier date for information based on filings with the SEC by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the common stock, (b) each director and nominee for director of the Company, (c) the Company’s Chief Executive Officer, Chief Financial Officer and each other executive officer named in the Summary Compensation Table appearing earlier in this Proxy Statement and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (#)	Percent of Class (%) (2)
5% Stockholders:
Calera Capital Management IV, Inc. (3)	5,208,332	12.8
Calera Capital Investors IV, L.P. (3)
Saints Rustic Canyon, L.P. (4)	3,602,616	10.0
Saints Rustic Canyon, LLC (4)
AQR Capital Management, LLC (5)	3,073,959	8.7
Pentwater Capital Management, LP (6)	2,717,700	7.7
Alpine Associates Advisors (7)	1,765,784	5.0
Directors and Executive Officers:
Richard J. Boyle, Jr. (8)	974,683	2.7
Thomas P. Byrne (9)	373,122	1.0
Brent Stumme (10)	176,143	*
Jason Greenman	423,430	1.2
Wayne Warthen (11)	248,285	*
William Byrnes (12)	82,200	*
Dennis Chookaszian (13)	67,200	*
James T. Farrell (14)	5,244,032	12.9
Noel Fenton (15)	1,552,523	4.2
Scott Ingraham (16)	76,000	*
Thomas E. Unterman (17)	4,016,639	11.1
All directors and executive officers as a group (14 persons)	13,511,555	31.0

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the named individuals is c/o 185 Berry Street, Suite 4000, San Francisco, CA 94107.
(2)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after April 16, 2012. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown. Unless otherwise noted, none of the shares shown as beneficially owned on this table are subject to pledge. Pursuant to the rules and regulations of the SEC, any securities not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. The following table assumes that the shares of Series A owned by each of Calera Capital Management IV, Inc. and its affiliates (“Calera”) and Saints Rustic Canyon, LLC and its affiliates (“Rustic Canyon”) have been converted into shares of common stock for purposes of calculating beneficial ownership.
(3)	Based on a Schedule 13D filed with the SEC on April 24, 2009; all such shares represent shares of common stock issuable on conversion of Series A beneficially owned by these entities. Each of Calera Capital Management IV, Inc. and Calera Capital Investors IV, L.P. has shared voting and dispositive power with respect to all of the shares. According to the Schedule 13D, Calera Capital Partners IV, L.P. beneficially owns and shares voting and dispositive power with respect to 5,029,166 shares and Calera Capital Partners IV Side-by-Side, L.P. beneficially owns and shares voting and dispositive power with respect to 179,166 shares. The address of each entity is c/o Calera Capital, 580 California Street, Suite 2200, San Francisco, CA 94104.
(4)	Based on an amendment to a Schedule 13G filed with the SEC on April 16, 2009; consists of 3,230,593 shares of common stock and 372,023 shares of common stock issuable upon conversion of Series A beneficially owned by these entities. Each of Saints Rustic Canyon, L.P. and Saints Rustic Canyon, LLC has shared voting and dispositive power with respect to all of the shares. The address of each entity is 475 Sansome Street, Suite 1850, San Francisco, CA 94111.

(5)

Based on a Schedule 13G filed with the SEC on February 14, 2012. According to Schedule 13G, AQR Capital Management, LLC has sole voting and dispositive power with respect to all of the shares. The address of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(6)	Based on a Schedule 13G filed with the SEC on February 14, 2012. According to Schedule 13G, Pentwater Capital Management, LP has sole voting and dispositive power with respect to all of the shares. The address of Pentwater Capital Management, LP is 227 West Monroe, Suite 4000, Chicago, IL 60606.
(7)	Based on a Schedule 13G/A filed with the SEC on February 14, 2012. According to Schedule 13G, Alpine Associates Advisors has sole voting and dispositive power with respect to all of the shares. The address of Alpine Associates Advisors is 100 Union Avenue, Cresskill, NJ 07626.
(8)	Includes (i) 440,855 shares held by a trust of which Richard J. Boyle, Jr. is a trustee and as to which he shares voting and dispositive power, (ii) 388,202 shares held directly by Richard J. Boyle, Jr., and (iii) 145,626 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(9)	Includes (i) 307,391 shares held directly by Thomas P. Byrne and (ii) 65,731 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(10)	Includes (i) 7,500 shares held directly by Brent Stumme, (ii) 139,163 shares held by a trust of which Brent Stumme is a trustee and as to which he shares voting and dispositive power, and (iii) 29,480 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(11)	Includes (i) 141,589 shares held directly by Wayne Warthen, (ii) 105,445 shares held by a trust of which Wayne Warthen is a trustee and as to which he shares voting and dispositive power, and (iii) 1,251 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(12)	Includes (i) 15,000 shares directly owned by Mr. Byrnes and (ii) 67,200 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(13)	Consists of 67,200 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012.
(14)	Consists of (i) the 5,208,332 shares beneficially owned by Calera and (ii) 35,700 shares issuable on exercise of options that are exercisable within 60 days of April 16, 2012. Mr. Farrell is a Managing Partner at Calera Capital. Pursuant to an agreement between Mr. Farrell and Calera Capital Advisors, L.P., Mr. Farrell has ceded all beneficial ownership over these options to Calera Capital Advisors, L.P. and has disclaimed beneficial ownership over the options owned by Calera Capital Advisors, L.P. and the shares owned by Calera except to the extent of his pecuniary interest as a partner in Calera Capital. Mr. Farrell’s business address is c/o Calera Capital, 580 California Street, Suite 2200, San Francisco, CA 94104.
(15)	Includes (i) 15,000 shares owned by the Fenton Family Trust, of which Mr. Fenton is a trustee, (ii) 11,149 shares owned by the Fenton Family Foundation and (iii) 42,000 shares issuable upon exercise of options held in the name of Trinity Ventures that are exercisable within 60 days of April 16, 2012. In addition, entities affiliated with Trinity Ventures of which Mr. Fenton is co-founder and a general partner own (i) 1,446,577 shares of common stock issuable upon conversion of 9,721 shares of Series A held by Trinity Ventures IX, L.P., (ii) 16,220 shares of common stock issuable upon conversion of 109 shares of Series A held by Trinity IX Side-by-Side Fund, L.P. and (iii) 21,577 shares of common stock issuable upon conversion of 145 shares of Series A held by Trinity IX Entrepreneurs’ Fund). Mr. Fenton disclaims beneficial ownership of the shares held by Trinity Ventures and the Fenton Family Foundation, except to the extent of his pecuniary interest therein. Mr. Fenton’s business address is c/o Trinity Ventures, 3000 Sand Hill Road, Building 4, Suite 160, Menlo Park, CA 94025.
(16)	Includes (i) 5,200 shares directly owned by Mr. Ingraham, (ii) 3,600 shares owned by the Ingraham Family Trust of which Mr. Ingraham is a trustee and (iii) 67,200 shares that are issuable upon the exercise of options that are exercisable on or within 60 days of April 16, 2012.
(17)	Consists of (i) 42,000 shares issuable upon exercise of options that are exercisable on or within 60 days of April 16, 2012, (ii) the 3,602,616 shares beneficially owned by Saints Rustic Canyon, L.P. and Saints Rustic Canyon, LLC and (iii) 372,023 shares of common stock issuable upon conversion of Series A beneficially owned by Rustic Canyon Ventures III, L.P. Mr. Unterman is the Founding Partner of Rustic Canyon Partners and a Managing Director of the general partner of Saints Rustic Canyon, L.P., but disclaims beneficial ownership of the shares owned by Rustic Canyon and Saints Rustic Canyon, except to the extent of his pecuniary interest therein. Mr. Unterman’s business address is c/o Saints Rustic Canyon, L.P., 2425 Olympic Blvd., Suite 6050W, Santa Monica, CA 90404.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 about our common stock that may be issued upon the exercise of options under our 2001 Stock Option and Purchase Plan and our 2006 Equity Incentive Plan. Our stockholders have approved each of these plans.

Plan Name and Type	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders
2001 Stock Option and Purchase Plan	93,022	$1.52	—
2006 Equity Incentive Plan	5,044,136	$10.99	5,955,934

Equity Compensation Plans not Approved by Stockholders	None	None	None

Total	5,137,158	$10.81	5,955,934	(1)

(1)	The 2006 Equity Incentive Plan is subject to an automatic annual increase of the least of (a) 1,800,000 shares, (b) 4% of the shares outstanding as of the end of the prior fiscal year, and (c) a lesser number as determined by the Company’s Board of Directors or Compensation Committee.

Change in Control

On April 27, 2011, we entered into the Merger Agreement with CoStar under which CoStar will acquire all of our common stock and Series A preferred stock through a merger (the “Merger”) for $16.50 per share in cash and 0.03702 shares of CoStar common stock, and we will become a wholly owned subsidiary of CoStar. The holders of our Series A Preferred Stock have delivered contingent conversion notices to us pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger. The definitive agreement related to the Merger was approved by our stockholders on July 11, 2011.

Both we and CoStar filed notification and report forms with the Department of Justice and the Federal Trade Commission (the “FTC”) pursuant to the Hart-Scott Rodino Antitrust Improvement Act of 1976 as amended (the “HSR Act”), on May 31, 2011. We and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC and certified substantial compliance with the second request on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there was a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. In addition, as previously announced on January 31, 2012, we and CoStar agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012.

As disclosed on April 17, 2012, we and CoStar announced that we had reached agreement on a mutually acceptable consent order with the staff of the FTC. On April 26, 2012, the FTC accepted the consent order that was previously agreed. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. However, there are no further regulatory approvals required to complete the merger of LoopNet and CoStar, as the waiting period under the HSR Act was terminated upon the FTC’s acceptance of the consent order.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Pursuant to our code of business conduct and ethics and its charter, our Audit Committee must review and approve any transaction that the Company proposes to enter into that would be required to be disclosed under Item 404(a) of Regulation S-K. Item 404(a) of Regulation S-K requires the company to disclose in its proxy statement any transaction involving more than $120,000 in which the Company is a participant and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons. There were no such transactions in 2011.

Director Independence

Our Board of Directors has adopted standards concerning director independence which meet the published listing requirements of the Nasdaq Stock Market and, with respect to the Audit Committee, the rules promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The Nasdaq requirements have objective tests and a subjective test for determining who is an “independent director.” Under the objective tests, a director cannot be considered independent if he or she:

•	is an employee of the company; or

•

is a partner in, or an executive officer of, an entity to which a company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year.

The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established under the Exchange Act providing that to qualify as “independent” for the purposes of membership on that committee, members of audit committees may not accept directly or indirectly any consulting, advisory or other compensatory fee from the company other than their director compensation.

The Company’s officers, Corporate Governance and Nominating Committee and Board of Directors, along with its outside legal counsel, are involved in the process for determining the independence of acting directors and director nominees. The Company solicits relevant information from directors and director nominees via a questionnaire, which covers material relationships, compensatory arrangements, employment and any affiliation with the Company, and which the directors complete and return. In addition to reviewing information provided in the questionnaire, the executive officers and directors are asked on an annual basis regarding their awareness of any existing or currently proposed transactions, arrangements or understandings involving the Company in which any director or director nominee has or will have a direct or indirect material interest. The Company and its outside legal counsel share their findings with the Corporate Governance and Nominating Committee and the Board of Directors and any information regarding the director or director nominee that suggest that such individual is not independent. The Board of Directors discusses any relevant issues, including consideration of any transactions, relationships or arrangements required to be disclosed under Item 404(a) of Regulation S-K, as well as any transactions, relationships, arrangements or other business relationships not required to be disclosed under Item 404(a) of Regulation S-K, prior to making a determination with respect to the independence of each director.

Based on the review described above, the Board of Directors affirmatively determined that:

•

All of the non-management directors of the Company, which represent a majority of the directors, are independent under the Nasdaq standard. The independent directors are: William Byrnes, Thomas E. Unterman, Noel J. Fenton, Dennis Chookaszian, Scott Ingraham, and James T. Farrell.

•	Richard J. Boyle, Jr. is not independent by virtue of his position as Chief Executive Officer of the Company.

•

All members of the Audit, Compensation and Corporate Governance and Nominating Committees qualify as independent under the applicable requirements, including in the case of Audit Committee members, the additional requirements included in the Exchange Act rules.

There were no transactions, relationships or arrangements not disclosed as related person transactions that were considered by the Board of Directors in determining that the applicable independence standards were met by each of the directors.

Item 14.	Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The approximate fees billed to us by Ernst & Young LLP for services rendered with respect to fiscal years 2010 and 2011 were as follows:

	2010	2011
Audit Fees (1)	$390,545	$454,339
Audit-Related Fees (2)	—	—
Tax Fees (3)	15,000	75,864
All Other Fees (4)	—	13,137

Total	$405,545	$543,340

(1)	Consist of fees for professional services provided in connection with the audit of the Company’s financial statements and review of the Company’s quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards and various accounting matters. Ernst & Young LLP performed no such services for the Company in 2010 or 2011.
(3)	Consist of fees for professional services provided with respect to tax compliance, tax advice and tax planning.
(4)	Consist of fees for products and services other than the services reported above for 2011, including certain Merger-related fees. Ernst & Young LLP performed no such services for the Company in 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approved the services of Ernst & Young with respect to the Company’s financial statements and other quarterly reviews and related Securities and Exchange Commission (“SEC”) compliance services for 2011. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees up to a maximum of $50,000, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOPNET, INC.

By:	/s/ RICHARD J. BOYLE, JR.
Richard J. Boyle, Jr. Chief Executive Officer, and Chairman of the Board of Directors

Date: April 27, 2012

By:	/s/ BRENT STUMME
Brent Stumme Chief Financial Officer and Senior Vice President, Finance and Administration

Date: April 27, 2012

EXHIBIT INDEX

3.1	First Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 10-Q filed on August 4, 2006, File No. 000-52026)

3.2	Certificate of Designations of Series A Convertible Preferred Stock of the Company, filed with the Secretary of the State of the State of Delaware on March 30, 2009 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2009, File No. 000-52026)

3.3	Amended and Restated Bylaws of LoopNet, Inc., effective February 2, 2011 (incorporated herein by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)

4.2	Amended and Restated Investor Rights Agreement by and among LoopNet, Inc. and certain holders of preferred stock, dated as of November 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)

4.3	Investors’ Rights Agreement, dated as of April 14, 2009, by and among the Company and certain investors (incorporated herein by reference to Exhibit B to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)

10.1+	LoopNet, Inc. 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on March 16, 2006, Registration No. 333-132138)

10.2+	Form of Option Agreement under 2001 Stock Option and Purchase Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on March 1, 2006, Registration No. 333-132138)

10.3+	LoopNet, Inc. 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed on June 6, 2006, Registration No. 333-132138)

10.4+	Form of Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)

10.5+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 8-K filed on February 5, 2008, File No. 000-52026)

10.6+	Form of Performance-Based Option Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)

10.7+	Form of Performance-Based Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)

10.8+	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Form 10-K filed on March 1, 2010, File No. 000-52026)

10.9	Office Lease, dated January 8, 2003, between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed on April 3, 2006, Registration No. 333-132138)

10.10	Seventh Amendment to Office Lease, dated January 8, 2003 between PWREF/MCC-China Basin L.L.C. and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.12 to the registrant’s Form 10-Q filed on May 9, 2008, File No. 000-52026)

10.11	Office Lease, dated November 30, 2010 between America’s Christian Credit Union and LoopNet, Inc. (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form 10-K filed on March 3, 2011, File No. 000-52026)

10.12+	Director Compensation Policy (incorporated herein by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed on April 27, 2006, Registration No. 333-132138)

10.13+	Form of Amendment to Option Agreement under the 2001 Stock Option and Purchase Plan and 2006 Equity Incentive Plan

10.14+	Form of Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on December 24, 2008, File No. 000-52026)

10.15+	Amendment No. 1 to the Change of Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on February 4, 2011, File No. 000-52026)

10.16+	Securities Purchase Agreement, dated as of March 29, 2009, by and among the Company and certain purchasers (incorporated herein by reference to Exhibit A to the Schedule 13D filed with the SEC on April 24, 2009 by Calera Capital Partners IV, L.P., Calera Capital Partners IV Side-By-Side, L.P., Calera Capital Investors IV, L.P., and Calera Capital Management IV, Inc., File No. 005-82495)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (incorporated herein by reference to Exhibit 23.1 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

31.1	Rule 13a-14(a) Certification (CEO) (incorporated herein by reference to Exhibit 31.1 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

31.2	Rule 13a-14(a) Certification (CFO) (incorporated herein by reference to Exhibit 31.2 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

31.3*	Rule 13a-14(a) Certification (CEO)

31.4*	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certification (CEO) (incorporated herein by reference to Exhibit 32.1 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

32.2	Section 1350 Certification (CFO) (incorporated herein by reference to Exhibit 32.2 to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.INS**	XBRL Instance Document (incorporated herein by reference to Exhibit 101.INS to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.SCH**	XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document (incorporated herein by reference to Exhibit 101.LAB to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE to the registrant’s Form 10-K filed on February 24, 2012, File No. 000-52026)

*	Filed herewith.
+	Management contract or compensatory plan.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.