Form 10-Q
period 2012-03-31
LoopNet, Inc.
filed 2012-04-27
CIK 1353209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 16, 2012, there were 35,495,846 shares of the registrant’s common stock outstanding.

EX-31.1
EX-31.2
EX-32.1 EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

LOOPNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	March 31, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,573	$114,962
Short-term investments	3,529	3,566
Accounts receivable, net of allowance of $318 and $408, respectively	1,899	2,325
Income tax receivable	11,045	9,544
Prepaid expenses and other current assets	1,445	2,201
Deferred income taxes, net	696	696

Total current assets	126,187	133,294
Property and equipment, net	3,165	2,877
Goodwill	41,507	41,507
Intangibles, net	6,385	5,846
Deferred income taxes, net, non-current	16,758	15,595
Deposits and other non-current assets	5,258	4,681

Total assets	$199,260	$203,800

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$656	$680
Accrued liabilities and other current liabilities	5,765	4,353
Accrued compensation and benefits	4,049	2,776
Deferred revenue	9,422	10,063

Total current liabilities	19,892	17,872
Other long-term liabilities	1,768	1,937
Commitments and contingencies
Series A convertible preferred stock	48,885	48,970
Stockholders’ equity:
Common stock, $.001 par value, 125,000,000 shares authorized; 35,053,190 and 35,472,661 shares outstanding, respectively	43	43
Additional paid in capital	154,289	158,193
Accumulated other comprehensive loss	(423)	(398)
Treasury stock, at cost, 7,682,962 shares	(86,227)	(86,227)
Retained earnings	61,033	63,410

Total stockholders’ equity	128,715	135,021

Total liabilities and stockholders’ equity	$199,260	$203,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Three months ended March 31,
	2011	2012
	(Unaudited)
Revenues	$20,713	$22,927
Cost of revenue (1)	3,157	3,368

Gross margin	17,556	19,559
Operating expenses:
Sales and marketing (1)	5,134	5,665
Technology and product development (1)	3,659	3,779
General and administrative (1)	4,924	5,232
Amortization of acquired intangible assets	641	538

Total operating expenses	14,358	15,214

Income from operations	3,198	4,345
Interest and other (expense) income, net	(317)	(687)

Income before tax	2,881	3,658
Income tax expense	1,038	1,196

Net income	1,843	2,462
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common stockholders	$1,758	$2,377

Net income per share applicable to common shareholders:
Basic	$0.04	$0.06

Diluted	$0.04	$0.05

Shares used in per share calculations:
Basic	39,791	42,677

Diluted	41,881	44,502

Comprehensive income	$1,849	$2,487

(1) Stock-based compensation is allocated as follows:

Cost of revenue	$130	$128
Sales and marketing	585	385
Technology and product development	801	392
General and administrative	994	780

The accompanying notes are an integral part of these unaudited condensed financial statements.

LOOPNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$1,843	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	995	973
Stock-based compensation	2,510	1,685
Tax benefits from exercise of stock options	(165)	(11)
Deferred income tax	704	1,375
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(250)	(426)
Prepaid expenses and other assets	320	1,974
Accounts payable	348	24
Accrued expenses and other liabilities	(73)	(1,241)
Accrued compensation and benefits	(991)	(1,274)
Deferred revenue	555	641

Net cash provided by operating activities	5,796	6,182
Cash flows from investing activities:
Purchase of property and equipment	(900)	(147)
Purchase of investments	(500)	(865)

Net cash used in investing activities	(1,400)	(1,012)
Cash flows from financing activities:
Net proceeds from exercise of stock options	960	2,984
Tax withholdings related to net share settlements of restricted stock units	(482)	(776)
Repurchase of common stock	(7)	—
Tax benefits from exercise of stock options	165	11

Net cash provided by financing activities	636	2,219

Net increase in cash and cash equivalents	5,032	7,389
Cash and cash equivalents at beginning of period	88,773	107,573

Cash and cash equivalents at end of period	$93,805	$114,962

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

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.1 million during the first quarter of 2012, compared with approximately 2.0 million during 2011, and approximately 1.5 million during 2010, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. By connecting the sources of commercial real estate supply and demand in an efficient manner, we believe that our online marketplace enables commercial real estate participants to initiate and complete more transactions more cost-effectively than through other means. As of March 31, 2012, the LoopNet online marketplace contained 826,765 listings.

The Company derives most of its revenue from customers that pay fees for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that gives the customer unlimited access to listings, maximized exposure for their listings along with enhanced services to market their listings.

On April 27, 2011, LoopNet and the CoStar Group, Inc. (“CoStar”) announced the signing of a merger agreement for the acquisition of LoopNet by CoStar (the “Merger”), which was approved by LoopNet’s stockholders at a special meeting on July 11, 2011. On April 26, 2012, the FTC accepted the consent order that was previously agreed between and among the staff of the Federal Trade Commission (the “FTC”), LoopNet and CoStar. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. However, there are no further regulatory approvals required to complete the merger of the Company and CoStar, as the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 as amended (the “HSR Act”) was terminated upon the FTC’s acceptance of the consent order. Completion of the Merger remains subject to satisfaction or waiver of the other closing conditions specified in the merger agreement. See “Note 9—Pending Merger with CoStar” for more information.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2012, the statements of comprehensive income for the three months ended March 31, 2011 and 2012 and the statements of cash flows for the three months ended March 31, 2011 and 2012 are unaudited. These statements should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and include normal and recurring adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012. The Company has evaluated subsequent events after the balance sheet date through the financial statement issuance date for appropriate accounting and disclosure.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The effective date for this guidance is reporting periods beginning on or after December 15, 2011. The Company adopted this accounting standard upon its effective date, and this adoption did not have any impact on the financial position or results of operations but impacted the financial statement presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 2 — Earnings Per Share (EPS)

The share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Weighted average common shares outstanding	32,351	35,237
Convertible preferred stock	7,440	7,440

Shares used to compute basic net income applicable to common shareholders	39,791	42,677
Add dilutive common equivalents:
Stock options	1,489	1,279
Restricted stock units	601	546

Shares used to compute diluted net income applicable to common shareholders	41,881	44,502

The following is a summary of the securities outstanding during the respective periods that have been excluded from the calculations because the effect on earnings per share would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2012
	(Unaudited)
Stock options	3,721	296
Restricted stock units	—	—

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Calculation of basic net income per share applicable to common shareholders:
Net income	$1,843	$2,462
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common shareholders	$1,758	$2,377

Shares used to compute basic net income applicable to common shareholders	39,791	42,677

Basic net income per share applicable to common shareholders	$0.04	$0.06

Calculation of diluted net income per share applicable to common shareholders:
Net income	$1,843	$2,462
Convertible preferred stock accretion of discount	(85)	(85)

Net income applicable to common shareholders	$1,758	$2,377

Shares used to compute diluted net income applicable to common shareholders	41,881	44,502

Dilutive net income per share applicable to common shareholders	$0.04	$0.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 3 — Series A Convertible Preferred Stock

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

The net proceeds of $48 million from the issuance of the Series A Preferred Stock are net of issuance costs of $2 million. The Series A Preferred Stock reported on the Company’s condensed consolidated balance sheet consists of the net proceeds plus the amount of accretion for issuance costs. Such accretion costs are being accreted over 72 months with such accretion being recorded as a reduction in retained earnings. For the three month periods ended March 31, 2012, the Company recorded accretion on the issuance costs of $85,000.

Note 4 — Stock Plan

Stock Plan Activity

Stock options and other equity awards are granted by the Company under its 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan became effective on June 9, 2006. Prior to that date, stock options were granted under the Company’s 2001 Stock Option Plan, which terminated on June 9, 2006. Due to the pending Merger, stock option and other equity award grants were suspended.

A summary of the Company’s stock option activity is as follows:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	5,137,158	$10.81	4.5	1,868,539	$11.87	3.4
Granted	—	$—
Exercised	(297,410)	$10.03
Cancelled	(16,443)	$14.52

Outstanding at March 31, 2012 (unaudited)	4,823,305	$10.85	4.3	1,841,196	$11.84	3.0

Included in the options outstanding at March 31, 2012 are 1,415,000 shares of performance-based options awarded to its executive officers by the Board of Directors. These options are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

A summary of the Company’s restricted stock unit activity is as follows:

	Unvested Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	1,071,125	$10.31	3.3
Granted	—	$—
Vested	(166,875)	$10.31
Cancelled	—	$—

Outstanding at March 31, 2012 (unaudited)	904,250	$10.32	3.6

Included in the restricted stock units outstanding at March 31, 2012 are 573,000 shares of performance-based restricted stock units awarded to its executive officers by the Board of Directors. These restricted stock units are tied to incentivizing execution of the Company’s long-term strategic plan. The Company is unable to assess the likelihood of achieving the strategic plan at this time and therefore the recognition of the compensation expense for these options has been deferred.

Stock-based Compensation

The Company applies FASB authoritative guidance ASC 718, Compensation-Stock Compensation, surrounding share-based compensation. The guidance requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period.

In connection with this authoritative guidance, the Company reviewed and updated, among other things, its forfeiture rate, expected life and volatility assumptions. Commencing January 1, 2011, the Company began estimating the weighted average expected life of the options based upon the historical exercise behavior of our employees. Prior to January 1, 2011, the Company used the simplified method to calculate the weighted average expected life of the options. There was no significant impact as a result of this change. Estimated volatility also reflects the application of the authoritative guidance and, accordingly, incorporates historical volatility of similar entities whose share prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of each option is estimated on the date of grant using the Black-Scholes method with the following assumptions:

	Three months ended March 31,
	2011	2012
	(Unaudited)
Risk-free interest rate	2.12%	n/a
Expected volatility	48%	n/a
Expected life (in years)	4.0	n/a
Dividend yield	0%	n/a

The weighted-average fair value of options granted during the three month period ended March 31, 2011 was $4.62, using the Black-Scholes method. Due to the pending Merger, stock option and other equity award grants were suspended.

The total stock-based compensation has been allocated as follows (in thousands):

	Three months ended March 31,
	2011	2012
	(Unaudited)
Cost of revenue	$130	$128
Sales and marketing	585	385
Technology and product development	801	392
General and administrative	994	780

Total	$2,510	$1,685

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Note 6 — Income Taxes

The Company recorded a provision for income taxes of $1.2 million for the three month period ended March 31, 2012, based upon a 32.7% effective tax rate. The effective tax rate is based upon the Company’s estimated fiscal 2012 income before the provision for income taxes. To the extent the estimate of fiscal 2012 income before the provision for income taxes changes, the Company’s provision for income taxes will change as well.

Note 7 — Stock Repurchases

The Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of the Company’s common stock on February 5, 2008 and an additional authorized level of $50.0 million of the Company’s common stock on July 30, 2008. During 2008, the Company repurchased $54.6 million of the Company’s common stock. In February 2010, the Board approved the repurchase of up to an additional $29.6 million in shares of the Company’s common stock, bringing to $75.0 million the total amount of authorized Common Stock repurchases, of which $43.3 million remained available as of March 31, 2012.

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

Note 8 — Litigation and Other Contingencies

Litigation and Other Legal Matters

On January 3, 2012, LoopNet was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorney fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s compliant and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On February 21, 2012, Civix filed a motion to dismiss and strike LoopNet’s counterclaims. LoopNet opposed the motion, and the motion was fully briefed and submitted to the court on March 8, 2012. The district court has not ruled on the motion. On March 22, 2012, the district court scheduled trial for November 2012. Discovery has just begun in the case and the parties have made initial disclosures as required by the Federal Rules of Civil Procedure. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

On January 18, 2012, an entity called Earthcomber, LLC filed a lawsuit against LoopNet in the U.S. District Court for the Northern District of Illinois for alleged infringement of U.S. Patent No. 7,589,628. The complaint sought unspecified damages, attorneys fees and costs. LoopNet was never served with a copy of the summons and complaint for this lawsuit. On March 12, 2012, Earthcomber, LLC voluntarily dismissed this lawsuit, without prejudice, and without any response having been filed by LoopNet.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock will be converted into the right to receive a unit consisting of (i) $16.50 in cash, without interest (the “Common Stock Cash Consideration”), and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Shares Consideration” and, together with the Common Stock Cash Consideration, “Common Stock Consideration”). As previously disclosed, the holders of the Company’s Series A Preferred Stock have delivered contingent conversion notices to the Company pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger. Each outstanding share of the Company’s Series A Preferred Stock, unless previously converted into the Company’s common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Shares Consideration.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

As previously disclosed in the proxy statement/prospectus dated June 6, 2011, both CoStar and the Company filed notification and report forms with the Department of Justice and the FTC pursuant to the HSR Act, on May 31, 2011. As previously announced, on June 30, 2011, CoStar and the Company each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. As previously announced, on October 26, 2011, at the request of the FTC, the Company and CoStar agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request, which was certified by the Company and CoStar on November 4, 2011. As previously announced on January 3, 2012, the Company and CoStar agreed to further extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow them to engage in discussions with the FTC to determine whether there was a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. In addition, as previously announced on January 31, 2012, the Company and CoStar agreed to extend the date after which either the Company or Costar may individually elect to terminate the Merger Agreement to 11:59 PM, New York City time on April 30, 2012.

As of March 31, 2012, the Merger remained subject to customary closing conditions, including antitrust clearance from the FTC. As disclosed on April 17, 2012, the Company and CoStar announced that they had reached agreement on a mutually acceptable consent order with the staff of the FTC. On April 26, 2012, the FTC accepted the consent order that was previously agreed. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. However, there are no further regulatory approvals required to complete the merger of the Company and CoStar, as the waiting period under the HSR Act was terminated upon the FTC’s acceptance of the consent order.

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

The Company cannot guarantee that the Merger will be completed or that, if completed, it will be exactly on the terms as set forth in the Merger Agreement. As of March 31, 2012, total merger related costs were $12.2 million.

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

Overview

We own and operate the leading online marketplace for commercial real estate in the United States, based on the number of monthly unique visitors to our marketplace, which averaged approximately 2.1 million per month during the first quarter of 2012, compared with approximately 2.0 million per month during 2011, and 1.5 million per month during 2010, as reported by comScore Media Metrix. comScore Media Metrix defines a unique visitor as an individual who visited any content of a website, a category, a channel, or an application. Our online marketplace, available at www.LoopNet.com, enables commercial real estate agents, working on behalf of property owners and landlords, to list properties for sale or for lease and submit detailed information on property listings including qualitative descriptions, financial and tenant information, photographs and key property characteristics, in order to find a buyer or tenant. Commercial real estate agents, buyers and tenants use the LoopNet online marketplace to search for available property listings that meet their commercial real estate criteria. We offer two types of memberships on the LoopNet online marketplace. Basic membership is available free-of-charge, and enables members to experience some of the benefits of the LoopNet offering, with limited functionality. LoopNet premium membership is available for a monthly subscription fee and provides enhanced marketing exposure for property listings and full access to LoopNet property listings, as well as numerous other features. The minimum term of a premium membership subscription is one month. Premium membership service remains the largest revenue contributor to our business and accounted for 64% of our revenues in the first quarter of 2012, compared with 66% in 2011 and 71% in 2010, reflecting changing market conditions, as well as our ongoing efforts to expand and develop our business beyond our core marketplace services.

Pending Acquisition by CoStar

On April 27, 2011, we entered into a definitive agreement under which CoStar will acquire all of our common stock and Series A preferred stock through a merger (the “Merger”) for a unit consisting of (i) $16.50 per share in cash, without interest (the “Common Stock Cash Consideration”) and (ii) 0.03702 shares of CoStar common stock (the “Common Stock Shares Consideration”), and we will become a wholly owned subsidiary of CoStar. The holders of our Series A Preferred Stock have delivered contingent conversion notices to us pursuant to which such shares will be converted into common stock immediately prior to, and contingent upon, the completion of the Merger. Each outstanding share of our Series A Preferred Stock, unless previously converted into our common stock, will be converted into the right to receive a unit consisting of (i) the product of 148.80952 multiplied by the Common Stock Cash Consideration and (ii) the product of 148.80952 multiplied by the Common Stock Shares Consideration. The definitive agreement related to the Merger was approved by our stockholders on July 11, 2011.

Both we and CoStar filed notification and report forms with the Department of Justice and the FTC pursuant to the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), on May 31, 2011. We and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC and certified substantial compliance with the second request on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there was a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. In addition, as previously announced on January 31, 2012, we and CoStar agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012.

As disclosed on April 17, 2012, we and CoStar announced that we had reached agreement on a mutually acceptable consent order with the staff of the FTC. On April 26, 2012, the FTC accepted the consent order that was previously agreed. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. However, there are no further regulatory approvals required to complete the merger of the Company and CoStar, as the waiting period under the HSR Act was terminated upon the FTC’s acceptance of the consent order.

The parties intend to close the Merger, which remains subject to the satisfaction of other customary closing conditions, on or about April 30, 2012.

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

Our registered members have grown to approximately 5.8 million as of March 31, 2012, from approximately 5.5 million as of December 31, 2011, and 4.6 million as of December 31, 2010. The number of monthly unique visitors to our marketplace averaged approximately 2.1 million in the first quarter of 2012. Our premium members were 75,829 as of March 31, 2012, compared to 73,550 as of December 31, 2011, and 68,608 as of December 31, 2010. The average monthly subscription price paid by our premium members was $65.59 in the first quarter of 2012, compared to $66.39 in 2011, and $66.59 in 2010. Our average monthly cancellation rate in the first quarter of 2012 fell within the 4.5% to 6.5% range we began seeing in late 2007. We believe the higher cancellation rate seen in the last several years is primarily the result of a significant slow-down in transaction activity in the commercial real estate industry that began in the fourth quarter of 2007, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions. Premium membership fees have driven the majority of our growth in revenues since 2001 and were the source of approximately 64% of our revenue in the first quarter of 2012, compared to 66% of our revenues in 2011, and 71% in 2010. The number of listings on our marketplace has increased to 826,765 as of March 31, 2012, from 820,391 as of December 31, 2011, and 788,330 as of December 31, 2010. The number of property profiles that were viewed by visitors of LoopNet grew to 112.8 million in the first quarter of 2012, compared to 76.5 million in the first quarter of 2011. The number of unique paying subscribers to one or more of our commercial real estate related products and services (i.e. Premium Membership, Property Comps, Property Facts, Professional Profile, LandsofAmerica, and LandAndFarm) was 97,944 as of March 31, 2012, and the average monthly revenue per unique paying subscriber during the period ending March 31, 2012 was $60.19.

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

While we continued investing in our business throughout 2009 and 2010, during the worst commercial real estate cycle in decades, we did so cautiously in light of uncertainties around the magnitude of the decline, and the timing of recovery, in the CRE industry. However, as we began seeing early, albeit uneven, indications that activity levels in the industry may be stabilizing and in some segments, improving, we accelerated our investment plans to capitalize on the potential longer-term opportunities. In 2011 and the first quarter of 2012, we invested several million dollars on a range of internal and external investments that we believe will complement and extend our business and, over time, create meaningful long-term shareholder value. Some of these investments are accelerations of ongoing efforts in areas that we have highlighted previously, such as our efforts to aggregate market and searching activity in our CRE, business-for-sale and land-for-sale marketplaces, aggregate more on-market available properties, organically develop new services aimed at increasing the scope of information we deliver to an expanded set of customers, our ongoing strategic investment in Xceligent, a provider of fully researched information services to CRE professionals, and various efforts to attract more demand side activity to our marketplace.

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

We derive the substantial majority of our revenues from customers that pay monthly fees for a suite of services to market and search for commercial real estate and operating businesses. The fee for our LoopNet premium membership averaged $65.59 per month during the first quarter of 2012, compared to $66.39 per month during 2011, and $66.59 during 2010. The minimum term of a premium membership subscription is one month. We also offer quarterly and annual memberships which are priced and discounted accordingly, and paid in advance for the subscription period. A customer choosing to cancel a discounted annual or quarterly membership will receive a refund based on the number of months the membership was used and charging the customer at the monthly rate rather than at the discounted quarterly or annual rates.

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

The commercial real estate industry has historically experienced cyclicality. The different segments of the industry, such as office, industrial, retail, multi-family, and others, are influenced differently by different factors, and have historically moved through cycles with different timing. The “for lease” and “for sale” components of the market also do not necessarily move on the same timing cycle. Since the second half of 2007, the commercial real estate industry has slowed significantly, due to deteriorating economic conditions and due to the “credit crunch” impacting the availability and cost of debt capital for real estate transactions compared to historical norms, although we believe that modest growth in activity levels are returning but at a fairly gradual pace.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2011	2012
	(Unaudited)
Revenues	100.0%	100.0%
Cost of revenue	15.2	14.7

Gross Margin	84.8	85.3
Operating expenses:
Sales and marketing	24.8	24.7
Technology and product development	17.7	16.5
General and administrative	23.8	22.8
Amortization of acquired intangible assets	3.1	2.3

Total operating expenses	69.3	66.4

Income from operations	15.4	19.0
Interest and other (expense) income, net	(1.5)	(3.0)

Income before tax	13.9	16.0
Income tax expense	5.0	5.2

Net income	8.9	10.7
Convertible preferred stock accretion of discount	(0.4)	(0.4)

Net income applicable to common stockholders	8.5%	10.4%

Comparison of Three Months Ended March 31, 2011 and 2012

Revenues

	Three Months Ended March 31,
	2011	2012	Increase	Percent Change
	(Dollars in thousands)
Revenues	$20,713	$22,927	$2,214	10.7%
Premium members at March 31	70,692	75,829	5,137	7.3%

The increase in revenues was due largely to higher subscriber bases for Premium Membership, Property Comps and Property Facts products.

We currently anticipate that revenues will grow modestly in future periods as we continue to expand the array of products and services we deliver to our customers.

Cost of Revenues

	Three Months Ended March 31,
	2011	2012	Increase	Percent Change
	(Dollars in thousands)
Cost of revenues	$3,157	$3,368	$211	6.7%
Percentage of revenues	15.2%	14.7%

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

We expect cost of revenues to increase in absolute dollar amounts and potentially as a percentage of revenues, as we continue to invest in current and new products and services.

Sales and Marketing

	Three Months Ended March 31,
	2011	2012	Increase	Percent Change
	(Dollars in thousands)
Sales and marketing	$5,134	$5,665	$531	10.3%
Percentage of revenues	24.8%	24.7%

Sales and marketing expenses consist of the compensation and associated costs for sales and marketing personnel, advertising expenses as well as public relations and other promotional activities.

The increase in sales and marketing expenses was due in part to an increase in the number of sales personnel and increased commissions.

We expect sales and marketing expenses to increase in both absolute dollar amounts and potentially as a percentage of revenues, as we continue to expand our marketing and sales programs to attract and retain customers and market new products and services.

Technology and Product Development

	Three Months Ended March 31,
	2011	2012	Increase	Percent Change
	(Dollars in thousands)
Technology and product development	$3,659	$3,779	$120	3.3%
Percentage of revenues	17.7%	16.5%

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

We expect technology and product development expenses to increase in absolute dollar amounts and potentially as a percentage of revenues, as we continue to invest in current and new products and services.

General and Administrative

	Three Months Ended March 31,
	2011	2012	Increase	Percent Change
	(Dollars in thousands)
General and administrative	$4,924	$5,232	$308	6.3%
Percentage of revenues	23.8%	22.8%

General and administrative expenses consist primarily of salaries and related expenses for executive, accounting, billing and human resources personnel. These costs also include insurance and professional fees, rent and related expenses. Professional fees primarily consist of outside legal and audit fees.

The increase in general and administrative expenses was due primarily to higher costs associated with the pending Merger.

We expect general and administrative expenses to potentially increase in absolute dollar amounts and as a percentage of revenues as we continue to incur costs associated with the pending Merger.

Amortization of acquired intangible assets

	Three Months Ended March 31,
	2011	2012	Decrease	Percent Change
	(Dollars in thousands)
Amortization of acquired intangible assets	$641	$538	$103	16.1%
Percentage of revenues	3.1%	2.3%

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

The decrease in amortization of acquired intangible assets was due primarily to certain acquired intangible assets being fully amortized.

We expect amortization of acquired intangible assets to potentially decrease in absolute dollar amounts and as a percentage of revenues, as acquired intangible assets from previously acquired businesses become fully amortized.

Stock-Based Compensation

	Three Months Ended March 31,
	2011	2012	Decrease	Percent Change
	(Dollars in thousands)
Cost of revenue	$130	$128	$2	1.5%
Sales and marketing	585	385	200	34.2%
Technology and product development	801	392	409	51.1%
General and administrative	994	780	214	21.5%

Total	$2,510	$1,685	$825	32.9%

Expenses associated with stock-based compensation decreased by $825,000 to $1,685,000 in the three months ended March 31, 2012 compared to $2,510,000 in the three months ended March 31, 2011. The decrease was due primarily to stock option grants being fully vested.

Interest and other (expense) income, net

Interest and other (expense) income increased by $370,000 to $687,000 of expense in the three months ended March 31, 2012, from $317,000 of expense in the three months ended March 31, 2011. The increase was due primarily to higher losses realized from our equity investments.

Income Tax Expense

We recorded a provision for income taxes of $1.2 million for the three month period ended March 31, 2012, based upon a 32.7% effective tax rate for the full year of 2012. The effective tax rate is based upon our estimated fiscal 2012 income before the provision for income taxes. To the extent the estimate of fiscal 2012 income before the provision for income taxes changes, our provision for income taxes will change as well.

Liquidity and Capital Resources

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2011	2012
	(Unaudited)
Cash flow data:
Cash provided by operating activities	$5,796	$6,182
Cash used in investing activities	(1,400)	(1,012)
Cash provided by (used in) financing activities	636	2,219

As of March 31, 2012, our cash, cash equivalents and short-term investments totaled $118.5 million, compared to $97.3 million in cash, cash equivalents and short-term investments as of March 31, 2011.

Cash equivalents and short-term investments consist of money market funds, and marketable securities that we classify as available for sale. Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. We do not currently have any commercial debt or posted letters of credit.

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities was $6.2 million and $5.8 million in the three months ended March 31, 2012 and 2011, respectively.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2012 of $1.0 million was attributable to the purchase of investments of $0.9 million and to capital expenditures for the purchase of computer equipment, office equipment and furniture of $0.1 million.

Cash used in investing activities in the three months ended March 31, 2011 of $1.4 million was attributable to capital expenditures of $0.9 million for the purchase of computer equipment, office equipment and furniture and the purchase of investments of $0.5 million.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2012 of $2.2 million was primarily attributable to the net proceeds from the exercise of stock-based awards and the tax benefit from the exercise of stock options, partially offset by tax withholdings related to net share settlements of restricted stock units.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011. We believe there have been no significant changes in our critical accounting policies and estimates.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On January 3, 2012, LoopNet was sued by CIVIX-DDI, LLC (“Civix”) in the U.S. District Court for the Eastern District of Virginia for alleged infringement of U.S. Patent Nos. 6,385,622 and 6,415,291. The complaint seeks unspecified damages, attorney fees and costs. On February 16, 2012, LoopNet filed an answer to Civix’s compliant and filed counterclaims against Civix seeking, among other things, declaratory relief that the asserted patents are invalid, not infringed, and that Civix committed inequitable conduct during the prosecution and re-examination of the asserted patents. On February 21, 2012, Civix filed a motion to dismiss and strike LoopNet’s counterclaims. LoopNet opposed the motion, and the motion was fully briefed and submitted to the court on March 8, 2012. The district court has not ruled on the motion. On March 22, 2012, the district court scheduled trial for November 2012. Discovery has just begun in the case and the parties have made initial disclosures as required by the Federal Rules of Civil Procedure. At this time, LoopNet cannot predict the outcome of this case, but intends to vigorously defend itself.

On January 18, 2012, an entity called Earthcomber, LLC filed a lawsuit against LoopNet in the U.S. District Court for the Northern District of Illinois for alleged infringement of U.S. Patent No. 7,589,628. The complaint sought unspecified damages, attorneys fees and costs. LoopNet was never served with a copy of the summons and complaint for this lawsuit. On March 12, 2012, Earthcomber, LLC voluntarily dismissed this lawsuit, without prejudice, and without any response having been filed by LoopNet.

Currently and from time to time, we are involved in disputes and litigation incidental to the conduct of our business. While we cannot assure you as to the ultimate outcome of any legal proceedings, we are not currently party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors.

We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

Risks Related to our Pending Merger with CoStar

Completion of the Merger is subject to customary closing conditions.

Both we and CoStar filed notification and report forms with the Department of Justice and the FTC pursuant to the Hart-Scott Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), on May 31, 2011. As previously announced, on June 30, 2011, we and CoStar each received a request for additional information (commonly referred to as a “second request”) from the FTC with respect to the proposed Merger. As previously announced, on October 26, 2011, at the request of the FTC, we and CoStar agreed to extend the waiting period imposed by the HSR Act from 30 to 60 days after the date of substantial compliance with the second request, which was certified by us and CoStar on November 4, 2011. As previously disclosed on January 3, 2012, we and CoStar voluntarily agreed to extend the waiting period imposed by the HSR Act on a 45-day rolling basis to allow us to continue to engage in discussions with the FTC to determine whether there was a possible basis for, and to discuss the possible terms of, a mutually acceptable consent order that would allow the Merger to close. In addition, as previously announced on January 31, 2012, we and CoStar have agreed to extend the date after which either we or Costar may individually elect to terminate the Merger Agreement to April 30, 2012.

As disclosed on April 17, 2012, we and CoStar announced that we had reached agreement on a mutually acceptable consent order with the staff of the FTC. On April 26, 2012, the FTC accepted the consent order that was previously agreed. The consent order is subject to a 30-day public comment period and then final acceptance by the FTC. However, there are no further regulatory approvals required to complete the merger of the Company and CoStar, as the waiting period under the HSR Act was terminated upon the FTC’s acceptance of the consent order.

Notwithstanding the termination of the waiting period under the HSR Act, each party’s obligation to consummate the Merger remains subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, customary covenants regarding operation of our business prior to closing. As a result of these conditions, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

The pendency of our agreement to be acquired by CoStar and the failure to complete the Merger with CoStar could adversely affect our business.

Our proposed Merger with CoStar was announced on April 27, 2011 and remains pending at this time. The possibility that the Merger may not be completed could cause disruptions in our business. If the proposed Merger is not completed, our stock price will likely fall as the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances described in the Merger Agreement, we may be required to pay a termination fee of up to $25.8 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with our employees, customers and other partners in the business community.

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

Our business is sensitive to trends in the general economy and trends in commercial real estate markets, which are unpredictable and continue to be volatile and subject to uncertainty. Although we are currently seeing signs of stabilization after a prolonged downturn, the depressed debt markets continue to affect the investment sales market and have been contributing to a slow down in our industry, which we anticipate will continue through 2012. These negative general economic conditions could further reduce the overall amount of sale and leasing activity in the commercial real estate industry, and hence the demand for our services. Conditions such as continued tightening in credit markets, reduced industry-wide transaction volumes and negative trends in consumer confidence in global and domestic markets could also further dampen the general economy, and our business. While we believe the increase in the number of distressed sales and resulting decrease in asset prices will eventually translate to greater market activity, the current overall reduction in sales transaction volume continues to negatively impact our business. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. Factors that are affecting and could further affect the commercial real estate industry include:

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

For example, as of March 31, 2012, approximately 24% of our premium members were based in California and approximately 11% were based in Florida. Negative conditions in these or other significant commercial real estate submarkets could disproportionately affect our business as compared to competitors who have less or different geographic concentrations of their customers. Events such as a war or a significant terrorist attack are also likely to affect the general economy, and could cause a slowdown in the commercial real estate industry and therefore reduce utilization of our marketplace, which could reduce our revenue from premium members. The occurrence of any of the events listed above could increase our need to make significant expenditures to continue to attract customers to our marketplace.

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

Our success depends substantially on the number of commercial real estate property listings submitted by brokers, agents and property owners to our online marketplace. The number of listings on our marketplace has increased to 826,765 as of March 31, 2012, from 820,391 as of December 31, 2011, and 788,330 as of December 31, 2010. If agents marketing large numbers of property listings, such as large brokers in key real estate markets, choose not to continue their listings with us, or choose to list them with a competitor, our website would be less attractive to other real estate industry transaction participants, thus resulting in cancelled premium memberships, failure to attract and retain new members, or failure to attract advertising and lead generation revenues.

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

In 2010, 2011 and the first quarter of 2012, we increased the rate of investments in our business, including internal investments in product development, data aggregation and information services, sales and marketing, to expand the breadth and depth of services we provide to our customers. In 2010, we also made external investments such as acquisitions and investments in other companies, but were limited by the Merger Agreement from doing so in 2011. For example, as part of our investment in information services, we launched the Property Facts product in 2010 and invested in further improvements in 2011. We also acquired LandsofAmerica in 2010 to further our reach in the land-for-sale category. This investment strategy is intended to accelerate our revenue growth and market share gains in the future as activity in the commercial real estate industry shows signs of stabilizing and begins to recover. While we believe this strategy will enable us to capitalize on opportunities we see in our industry and extend our leadership position, we expect our operating margins to experience a downward pressure and our revenue growth rate to be flat in the short term as a result of our planned investments and economic environment. Furthermore, if the industry fails to stabilize or deteriorates further in 2012 and beyond, such investments may not have their intended effect. For instance, our external investments may lose value and as a result, we may incur impairment charges with respect to such investments, as we did in the fourth quarter of 2011. If we are unable to successfully execute our investment strategy or fail to adequately anticipate potential problems, we may experience further decreases in our revenues and operating margins.

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

Our technologies and content may not be able to withstand third-party claims of infringement. If we were unable to successfully defend against such claims, we might have to pay damages, stop using the technology or content found to be in violation of a third party’s rights, seek a license for the infringing technology or content, or develop alternative non-infringing technology or content. Licenses for the infringing technology or content may not be available on reasonable terms, if at all. In addition, developing alternative non-infringing technology or content could require significant effort and expense. If we cannot license or develop technology or content for any infringing aspects of our business, we may be forced to limit our service offerings. Any of these results could reduce our ability to compete effectively and harm our business. See Note 9 to our consolidated financial statements for additional information with respect to certain currently pending legal matters.

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

The market price of our common stock could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, whether or not the Merger is completed and other factors beyond our control, such as fluctuations in the valuation of companies perceived by investors to be comparable to us.

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

Item 4. Mine Safety Disclosures.

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

LOOPNET, INC.

Date: April 27, 2012	By:	/s/ Richard J. Boyle, Jr.
Richard J. Boyle, Jr.
Chief Executive Officer, and Chairman of the Board of Directors Principal Executive Officer

Date: April 27, 2012	By:	/s/ Brent Stumme
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